Form 10-K
period 1993-12-31
CAMBRIDGE ELECTRIC LIGHT CO
filed 1994-03-31
CIK 16573

PAGE 1


                         Washington, D. C. 20549-1004

                                   Form 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended December 31, 1993

                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from _______________ to _______________

                         Commission file number 2-7909

                       CAMBRIDGE ELECTRIC LIGHT COMPANY
            (Exact name of registrant as specified in its charter)

         Massachusetts                                    04-1144610
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

One Main Street, Cambridge, Massachusetts                 02142-9150
(Address of principal executive offices)                  (Zip Code)

                                (617) 225-4000
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

    Title of each class        Name of each exchange on which registered
          None                                   None

          Securities registered pursuant to Section 12(g) of the Act:

                                Title of Class
                                     None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES  x   NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                               Outstanding at
           Class of Common Stock               March 15, 1994
        Common Stock, $25 par value            346,600 shares

The Company meets the conditions set forth in General Instruction J(1)(a) and
(b) of Form 10-K as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.

Documents Incorporated by Reference           Part in Form 10-K
                None                           Not Applicable

List of Exhibits begins on page 36 of this report.
                                    PAGE 2

                       CAMBRIDGE ELECTRIC LIGHT COMPANY
                       FORM 10-K      DECEMBER 31, 1993
                               TABLE OF CONTENTS

                                    PART I
                                                                  PAGE

Item  1. Business..............................................    3

            General............................................    3
            Electric Power Supply..............................    3
            Power Contracts and Capacity
               Acquisition and Disposition Agreement...........    4
            New England Power Pool.............................    4
            Energy Mix.........................................    5
            Rates and Regulation...............................    5
               (a) Retail Rate Proceeding......................    5
               (b) Wholesale Rate Proceedings..................    6
               (c) Cost Recovery...............................    6
            Environmental Matters..............................    8
            Construction and Financing.........................    8
            Employees..........................................    9

Item  2. Properties............................................    9

Item  3. Legal Proceedings.....................................    9

                                    PART II

Item  5. Market for the Registrant's Common Stock and Related
         Stockholder Matters...................................   10

Item  7. Management's Discussion and Analysis of Results of
         Operations............................................   11

Item  8. Financial Statements and Supplementary Data...........   15

Item  9. Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure...................   15

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports
         on Form 8-K...........................................   36


Signatures......................................................  54
                                    PAGE 3

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

                                    PART I.

Item 1.     Business

      General

      Cambridge Electric Light Company (the Company) is engaged in the production, distribution and sale of electricity at retail to approximately 44,500 customers in the city of Cambridge, Massachusetts. The service territory encompasses a seven square mile area with a population of approximately 96,000. In addition, the Company sells power for resale to the New England Power Pool (NEPOOL) and to the Town of Belmont, Massachusetts (Belmont), and sells steam from its electric generating stations at wholesale to an affiliated company for distribution to customers for use in connection with space heating and other purposes.

      The Company, which was organized on January 28, 1886 pursuant to a special act of the legislature of the Commonwealth of Massachusetts, operates under the jurisdiction of the Massachusetts Department of Public Utilities
(DPU), which regulates retail rates, accounting, issuance of securities and other matters. The Company also files its wholesale rates with the Federal Energy Regulatory Commission (FERC). The Company is a wholly-owned subsidiary of Commonwealth Energy System ("System"), which, together with its subsidiaries, is referred to as "the system."

      By virtue of its charter, which is unlimited in time, the Company distributes electricity without direct competition in kind from any privately or municipally-owned utility. Alternate sources of energy are available to customers within the service territory, but competition from these sources to date has not been a significant factor affecting the Company.

      However, the Massachusetts Institute of Technology (MIT) is constructing a 19 MW natural gas-fired cogeneration facility which is expected to be completed in January 1995. MIT expects that this cogeneration facility will meet approximately 94% of its power, heating and cooling requirements. Sales to MIT in 1993 accounted for approximately 9.4% of the Company's total unit sales. MIT and the Company are presently negotiating a buy and sell arrangement which will require the approval of the DPU.

      Of the Company's 1993 retail electric unit sales, 12% was sold to residential customers, 74% to commercial customers, 6% to industrial customers and 8% to municipal and other customers.

      Electric Power Supply

      The Company owns generating facilities with a total capacity of 114.5 MW, of which 51.5 MW is used for peaking purposes. The Company relies primarily on purchased power to meet its energy requirements.

      Power purchases for the Company and Commonwealth Electric Company (Commonwealth Electric), the other wholly-owned electric distribution subsidiary of the System, are arranged whereby power is made available to the subsidiaries in accordance with their requirements including purchases from
                                    PAGE 4

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

Canal Electric Company (Canal), an affiliated wholesale electric generating company located in Sandwich, Massachusetts, and a major source of purchased power for the Company. Under long-term contracts, system entitlements include one-quarter (143 MW) of the capacity and energy of Canal Unit 1 and one-half (292 MW) of the capacity and energy of Canal Unit 2.

      In response to solicitations made to NEPOOL member companies by Northeast Utilities (NU), Canal, on behalf of the Company and Commonwealth Electric, agreed to purchase entitlements through various contracts ranging up to five years in length. The terms of a five-year agreement stipulate the purchase of 50 MW, on average, from NU annually from November 1989 through October 1994. The Company and Commonwealth Electric are each appropriated a portion of the power received from NU based on need.

      In addition, the Company has ownership interests (2 1/2% to 4 1/2%) in three operating nuclear units located in New England with power entitlements totaling 67.6 MW. On February 26, 1992, Yankee Atomic Electric Company's Board of Directors decided to permanently cease power operation at a nuclear unit located in Rowe, Massachusetts and, in time, decommission the facility. The Company has a 2% interest in this facility. For further information, refer to Note 4(d) of the Notes to Financial Statements filed under Item 8 of this report. In addition, through Canal's equity ownership in Hydro-Quebec Phase II and joint-ownership in the Seabrook nuclear unit, the Company has entitlements of 19.7 MW and 8.1 MW, respectively.

      The Company expects to provide for future peak load plus reserve requirements through existing and planned system generation, including purchasing excess capacity from neighboring utilities. These and other bulk electric power purchases are necessary in order to fulfill the system's NEPOOL obligation and for Canal to acquire and deliver electric generating capacity to meet the Company's and Commonwealth Electric's requirements.

      Power Contracts and Capacity Acquisition and Disposition Agreement

      The Company has long-term contracts for the purchase of electricity from various sources. In addition, the Company's future generation needs will be met substantially through a Capacity Acquisition and Disposition Agreement with Canal. For further information, refer to Note 4(b) of the Notes to Financial Statements filed under Item 8 of this report.

      New England Power Pool

      The Company, together with other electric utility companies in the New England area, is a member of NEPOOL, which was formed in 1971 to provide for the joint planning and operation of electric systems throughout New England.

      NEPOOL operates a centralized dispatching facility to ensure reliability of service and to dispatch the most economically available generating units of member companies to fulfill the region's energy requirements. This concept is accomplished through the use of computers to monitor and forecast load requirements and provide for the economic dispatch of generation.

      The Company and the System's other electric subsidiaries are also members of the Northeast Power Coordinating Council (NPCC), an advisory
                                    PAGE 5

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

organization which includes the major power systems in New England and New York plus the provinces of Ontario and New Brunswick in Canada. NPCC establishes criteria and standards for reliability and serves as a vehicle for coordination in the planning and operation of these systems in enhancing reliability.

      The reserve requirements used by the NEPOOL participants in planning future additions are determined by NEPOOL to meet the reliability criteria recommended by NPCC. The system estimates that, during the next ten years, reserve requirements so determined will be in the range of 23% to 29% of peak load.

      Energy Mix

      The Company's energy mix, including purchased power, was as follows:

                                     1993       1992      1991

       Oil                            43%        58%       55%
       Nuclear                        44         38        40
       Natural gas                    12          4         5
       Hydro                           1          -         -
         Total                       100%       100%      100%

      Oil-fired generation, although reduced from prior year levels, still accounts for a large percentage of the Company's total generation sources.
The Company's energy mix shifted during 1993 from oil to natural gas and other types of generation due to the availability of capacity from an independent power producing (IPP) facility (Altresco Pittsfield) and, to a lesser extent, an effort to reduce its reliance on oil. In addition to power purchases, the Company is actively pursuing sales of certain available capacity to utilities in and outside the New England region.

      Rates and Regulation

      (a) Retail Rate Proceeding

      The Company operates under the jurisdiction of the DPU, which regulates retail rates, accounting, issuance of securities and other matters. The DPU requires historical test-year information to support changes in rates.

      On May 28, 1993, the DPU issued an order increasing the Company's retail revenues by approximately $7.2 million or 6.4%. The rates, based on a June 30, 1992 test-year and effective June 1, 1993, provide an overall return of 9.95%, including an equity return of 11% and represented approximately 70% of the amount requested. More than 80% of the increase related to: 1) plant additions since the Company's last retail rate proceeding in 1989; 2) capacity costs associated with certain purchased power contracts; and 3) costs of postretirement benefits other than pensions. The costs associated with these postretirement benefits were determined in accordance with Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," issued in 1990 and adopted by the Company as of January 1, 1993. The DPU authorized recovery of these costs over a four-year period with carrying costs on the deferred portion. In
                                    PAGE 6

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

addition, the new base rates also reflect the roll-in of costs associated with power from the Seabrook nuclear power plant which are billed to the Company by Canal. Previously these costs were recovered through the Company's Fuel Charge decimal.

      (b) Wholesale Rate Proceedings

      The Company requires FERC approval to increase its wholesale rates to Belmont, a "partial requirements" customer of the Company since 1986. These rates include a fuel adjustment clause which reflects changes in costs of fuels and purchased power used to supply Belmont.

      On March 23, 1990, the Company filed a request with the FERC to increase its wholesale rates to Belmont by $2,252,000 annually. The request was largely due to increased purchased power costs and major additions to plant-in-service. The proposed rates were accepted by the FERC, subject to refund, on August 1, 1990. On September 19, 1990, the Company and Belmont filed an uncontested Offer of Settlement which the FERC approved on December 6, 1990 resolving all issues with the exception of Seabrook 1 costs which were subject to change based upon the results of the FERC's final review of Canal's investment in the unit. This settlement required the Company to adjust its Belmont rate to reflect the final allocation of power purchased by Canal on behalf of the Company and Commonwealth Electric. The Company made a refund to Belmont in August 1991 and filed the requisite compliance report with the FERC on September 16, 1991.

      A settlement agreement between Canal and Belmont addressing all Seabrook cost-of-service issues (except rate of return on common equity) was filed with the FERC on April 16, 1991 and subsequently approved by the FERC on November 13, 1991. In addition, this settlement changed the effective date of the Belmont Service Agreement from August 1, 1990 to June 30, 1990. The charges and refunds resulting from this settlement were applied to Belmont's bill in January 1992.

      On November 12, 1991 a settlement agreement between Canal and Belmont addressing the rate of return on common equity in the Seabrook Power Contract was filed with the FERC. The return on equity settlement, which was approved by the FERC on January 29, 1992, allowed a return on equity of 11.72% and required Canal to refund certain sums to the Company and Commonwealth Electric and to make a compliance report to the FERC. On March 12, 1992, Canal made its compliance filing with the FERC indicating that all refunds were made to the Company and Commonwealth Electric on February 27, 1992.

      As a result of the return on equity settlement, the Company was required to refund certain sums to Belmont. On April 2, 1992 the Company made its requisite compliance filing with the FERC indicating that refunds were made to Belmont in the March 1992 billings.

      (c) Cost Recovery

       Rate Schedule - The Company files a Fuel Charge rate schedule, which provides for the current recovery, from retail customers, of fuel used in electric production, purchased power and transmission costs. This schedule requires the quarterly computation and DPU approval of a Fuel Charge decimal
                                    PAGE 7

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

based on forecasts of fuel, purchased power and transmission costs and billed unit sales for each period. To the extent that collections under the rate schedule do not match actual costs for that period, an appropriate adjustment is reflected in the calculation of the decimal for the next calendar quarter.

      Purchased Power - The Company has long-term contracts for the purchase of electricity from various sources. Generally, these contracts are for fixed periods and require that the Company pay a demand charge for its capacity entitlement and an energy charge to cover the cost of fuel. The DPU ordered the Company, effective July 1, 1991, to collect a portion of capacity-related purchased power costs associated with certain long-term power and transmission agreements through base rates. Prior to that date the Company was recovering these costs through its Fuel Charge. The recovery mechanism for these costs uses a per kilowatthour (KWH) factor that is calculated using historical (test-period) capacity costs and unit sales. This factor is then applied to current monthly KWH sales. When current period capacity costs and/or unit sales vary from test-period levels, the Company experiences a revenue excess or shortfall which can have a significant impact on net income. All other capacity and energy-related purchased power costs are recovered through the Company's Fuel Charge. The Company and Commonwealth Electric made a filing in late 1992 with the DPU seeking an alternative method of recovery. This request was denied in a letter order issued on October 6, 1993. However, the Company and Commonwealth Electric were encouraged by the DPU's acknowledgement that the issues presented warrant further consideration. The DPU encouraged each company to continue to work with other interested parties, including the Attorney General of Massachusetts, to reach a consensus solution on the issue for consideration in each company's next base rate proceeding.

      Seabrook Costs - The full commission of the FERC, in a final order issued on August 4, 1992, approved full recovery of Canal's investment in the Seabrook nuclear power plant. The Company and Commonwealth Electric had been billing, subject to refund, Seabrook 1 charges to their retail customers since August 1, 1990 through Fuel Charge decimals approved by the DPU. As discussed in the aforementioned retail rate proceeding section, the Company is now recovering its Seabrook 1 costs in base rates.

      The Company and Commonwealth Electric collect, through their respective Fuel Charge, amounts being billed to them by Canal for costs associated with Seabrook 2 (over a ten-year period ending in 1997) pursuant to a Capacity Acquisition Agreement the terms of which were approved by both FERC and the DPU.

      Conservation and Load Management Programs - The Company and Commonwealth Electric have received approval from the DPU to recover conservation and load management program (C&LM) costs. The programs offer opportunities to all customers to save energy by investing in C&LM measures. The objective of the programs is to reduce capacity and energy requirements which in turn reduce the cost of providing service. The Company has Conservation Charge (CC) rate schedules which allow for current cost recovery from retail customers. On June 30, 1993, the DPU issued an order in Phase I of a C&LM filing by the Company and Commonwealth Electric which authorizes the recovery of "lost base revenues" from electric customers. The recovery of lost base revenues is allowed by the DPU to encourage effective implementation of C&LM programs.
                                    PAGE 8

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

The KWH savings that are realized as a result of the successful implementation of C&LM programs serve as the basis for determining lost base revenues. The amount to be recovered is $88,000 for the Company and is based on anticipated KWH savings for the eighteen-month period beginning January 1, 1993. The revenue will be recovered from customers over a twelve-month period which began July 1, 1993.

      On October 25, 1993, the DPU issued an order in Phase II of the C&LM proceeding. In that order, the DPU ruled that approximately $526,000 in C&LM Task Force related expenditures are not recoverable by the Company "at this time" because certain programs have yet to be implemented and thus ratepayers are receiving no current benefits. The Company removed these costs from the current CC decimal and is continuing with the development of the programs and plans to seek recovery of these costs in a subsequent filing with the DPU. Based on the language in the order and subsequent discussions with the parties involved in the proceeding, management believes that the ultimate recovery of a substantial portion of these costs is likely.

      Environmental Matters

      The Company is subject to laws and regulations administered by federal, state and local authorities relating to the quality of the environment. These laws and regulations affect, among other things, the siting and operation of generating facilities, and will continue to impact future operations, capital costs and construction schedules. Air emission regulations require the use of more costly lower-sulphur content fuels (0.5% maximum in the case of the Company's facilities, which are located in a populated urban area) in electric generating facilities. The amendments to the federal Clean Air Act enacted in 1990 will impose restrictions on air emissions, and have a particular impact on the cost of electric generating operations. Regulations enacted by the state of Massachusetts will require a reduction in sulphur dioxide emission rates effective December 31, 1994. A plan to meet this target date was developed and submitted to the state in compliance with applicable regulations. These regulations may also result in an increase in the cost of power purchased from others. The Company recovers its cost of fuel and purchased power through its Fuel Charge or base rates.

      In October 1992, the Company received a statutory demand letter alleging the Company is jointly and severally liable, along with numerous other (unrelated) entities, for the clean-up of a hazardous waste site located in Waltham, Massachusetts. The Company anticipates that its share of site clean-up costs will not be material. The Company is investigating these allegations and will respond in accordance with state law.

      Construction and Financing

      Information concerning the Company's construction and financing programs is contained in Note 4(a) of the Notes to Financial Statements filed under
Item 8 of this report.
                                    PAGE 9

                       CAMBRIDGE ELECTRIC LIGHT COMPANY
      Employees

      The Company has 167 regular employees, 122 employees (73%) are represented by the Utility Workers' Union of America, A.F.L.-C.I.O. The existing collective bargaining agreement expires June 15, 1995. Employee relations have generally been satisfactory and management views the current work force level to be appropriate to service the Company's customers.

Item 2.  Properties

      The Company owns and operates two steam generating plants and two gas turbine units located in Cambridge with a total capability of 114.5 MW together with an integrated system of distribution lines and substations.

      At December 31, 1993, the Company's electric transmission and distribution system consisted of 93 pole miles of overhead lines, 672 cable miles of underground line, 217 substations and 44,920 active customer meters.

Item 3.  Legal Proceedings

      The Company is not a party to any pending material legal proceeding.
                                    PAGE 10

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

                                   PART II.

Item 5.     Market for the Registrant's Common Stock and Related
            Stockholder Matters

      (a)   Principal Market

            Not applicable. The Company is a wholly-owned subsidiary of Commonwealth Energy System.

      (b)   Number of Stockholders at December 31, 1993

            One

      (c)   Frequency and Amount of Dividends Declared in 1993 and 1992

                        1993                            1992
                              Per Share                       Per Share
            Declaration Date    Amount      Declaration Date    Amount

            April 26, 1993       $ .95      October 21, 1992     $1.40
            July 26, 1993          .90
            October 18, 1993      4.50
                                 $6.35

            Reference is made to Note 7 of the Notes to Financial Statements filed under Item 8 of this report for the restriction against the payment of cash dividends.

      (d) Future dividends may vary depending upon the Company's earnings and capital requirements as well as financial and other conditions existing at that time.
                                    PAGE 11

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

Item 7.     Management's Discussion and Analysis of Results of Operations

      The following is a discussion of certain significant factors which have affected operating revenues, expenses and net income during the periods included in the accompanying statements of income and is presented to facilitate an understanding of the results of operations. This discussion should be read in conjunction with the Notes to Financial Statements filed under Item 8 of this report.

      A summary of the period to period changes in the principal items included in the accompanying statements of income for the years ended December 31, 1993 and 1992 is shown below:


                                       Years Ended            Years Ended
                                       December 31,           December 31,
                                      1993 and 1992          1992 and 1991
                                             Increase (Decrease)
                                           (Dollars in Thousands)

Electric Operating Revenues       $ 13 125     11.6 %     $(5 329)    (4.5)%

Operating Expenses:
 Fuel used in electric production     (213)    (8.2)       (1 222)   (32.1)
 Electricity purchased for resale    9 971     15.5         3 813      6.3
 Transmission                         (203)    (2.6)         (513)    (6.1)
 Other operation and maintenance      (610)    (2.6)        1 992      9.1
 Depreciation                          194      5.4           111      3.2
 Conservation and load management   (1 341)   (31.6)       (3 889)   (47.8)
 Taxes -
   Federal and state income          2 143    310.1        (2 323)  (142.3)
   Local property and other            482     15.7           427     16.2
                                    10 423      9.6        (1 604)    (1.5)

Operating Income                     2 702     64.6        (3 725)   (47.1)

Other Income                           301    602.0          (675)  (108.0)

Income Before Interest Charges       3 003     72.7        (4 400)   (51.6)

Interest Charges                       (34)    (0.8)         (425)    (9.5)

Net Income                        $  3 037   4745.3       $(3 975)   (98.4)

Unit Sales (MWH) Change             86 179      5.6       (20 461)    (1.3)
                                    PAGE 12

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

Unit Sales

The following is a summary of unit sales and customers for the periods indicated:

                                         Years Ended December 31,
                                1993               1992               1991
                                          %                  %
Unit Sales (MWH):                       Change             Change

 Residential                   155 638   6.2      146 500  (2.4)     150 157
 Commercial                    990 325   3.2      959 594   0.7      953 217
 Industrial                     82 706  (7.0)      88 943  (2.1)      90 874
 Municipal and other           109 378   5.9      103 276   3.6       99 676
   Total retail              1 338 047   3.1    1 298 313   0.3    1 293 924
 Sales for resale              300 793  18.3      254 348  (8.9)     279 198
   Total                     1 638 840   5.6    1 552 661  (1.3)   1 573 122

Customers:
 Residential                    37 752   0.8       37 448  (0.6)      37 684
 Commercial                      6 030   0.8        5 984   0.3        5 966
 Industrial                         59  (9.2)          65  (4.4)          68
 Municipal and other               600   2.6          585   2.1          573
   Total                        44 441   0.8       44 082  (0.5)      44 291

      During 1993 retail unit sales increased 3.1% reflecting moderate growth in customers, primarily residential, a greater demand for power from commercial and municipal customers reflecting an improving economy and, to a lesser extent, more extreme weather conditions resulting in additional use to meet heating or air conditioning requirements, offset somewhat by the impact of conservation programs. Retail unit sales were virtually unchanged for 1992 compared to 1991 reflecting the negative impact of the state's poor economic condition.

      Changes in the level of wholesale sales during the three years are attributable to the Town of Belmont, Massachusetts and sales to NEPOOL.

Revenues, Fuel, Transmission and Purchase Power

      Operating revenues increased $13.1 million or 11.6% in 1993 due primarily to an increase in purchased power costs of $10 million or 15.5%, offset in part by a $1.3 million (31.6%) decrease in conservation and load management (C&LM) costs. Also contributing to the increase were new base rates, which became effective June 1, 1993. Despite a $3.8 million or 6.3% increase in purchased power costs, operating revenues decreased by approximately $5.3 million (4.5%) in 1992. This reduction was due to a $3.8 million reduction in C&LM costs, a $1.2 million decrease in fuel used in electric production and, to a lesser extent, decreases in transmission costs and total unit sales.

      The Company has received approval from the Massachusetts Department of Public Utilities (DPU) to recover in revenues current costs associated with C&LM programs through the operation a Conservation Charge (CC) decimal on a dollar-for-dollar basis. To the extent that these costs increase or decrease
                                    PAGE 13

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

from period to period based on customer participation, a corresponding change will occur in revenues.

      Revenues collected through base rates are intended to reimburse the Company for all costs of operation other than fuel, the energy portion of purchased power, transmission and C&LM costs and provide a fair return on capital invested in the business. The aforementioned costs not collected through the Company's base rates are collected through a Fuel Charge (FC) decimal, or for C&LM costs, through a CC decimal, as approved by the DPU. Prior to April 1992 C&LM costs were collected through the FC. Listed below is an analysis of revenue components and current recoverable costs for the years 1993, 1992 and 1991:

                                         Years Ended December 31,
                                  1993            1992            1991
                                          (Dollars in Thousands)
                                           %               %
                                         Change          Change
 Electric revenues:
   Costs recovered in Fuel
     or Conservation Charge     $ 60 808  (0.6) $ 61 193  (3.0) $ 63 063
   Power costs in base rates      26 294  48.6    17 696   0.1    17 636
   Base rates and other           38 971  14.4    34 059  (9.4)   37 578

   Total electric revenues      $126 073  11.6  $112 948  (4.5) $118 277

      Purchased power expense for 1993 and 1992 includes $526,000 and $2.5 million, respectively, for capacity-related costs associated with certain purchased power contracts that were not recovered in revenues due to the mechanism established by the DPU. The impact of this underrecovery reduced net income by $320,000 and $1.6 million in 1993 and 1992, respectively. (For more information refer to the "Purchased Power" section filed on page 7 under
Item 1 of this report).

      For 1993 fuel, purchased power, transmission and C&LM costs accounted for approximately 69% of each dollar of electric revenue in 1993 averaging 5.3 cents per KWH in current year and 5.1 cents in both 1992 and 1991. Shown below is a summary of these costs together with base rate components of electric revenues.

                                           Percent of Electric Revenue
 Revenue components:                       1993        1992        1991
   Costs recovered in Fuel or
     Conservation Charge                   48.2        54.1        53.3
   Power costs in base rates               20.9        15.7        14.9
   Base rates and other                    30.9        30.2        31.8
                                          100.0       100.0       100.0

Other Operation and Maintenance

      During 1993, other operation expense decreased slightly due in part to a decrease in the provision for bad debts ($544,000) reflecting better payment experience resulting from improving economic conditions. Maintenance costs for 1993 remained virtually unchanged compared to 1992.
                                    PAGE 14

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

      Other operation and maintenance increased in 1992 due primarily to a significant increase in the cost of insurance and benefits ($977,000) and an increase in the provision for bad debts ($352,000).

Depreciation and Taxes

      Depreciation expense increased in both years due to the higher level of depreciable property, plant and equipment.

      Federal and state income taxes increased in 1993 due to a greater level of pretax income and, to a lesser extent, a 1% increase in the federal tax rate to 35%. For 1992, federal and state income taxes decreased due to a significant decline in pretax income. Local property and other taxes increased in both periods. The increase in 1993 was due to higher tax rates, offset, in part by lower assessments. The 1992 increase resulted from an increase in both the tax rate and assessments in the City of Cambridge.

Other Income

      The change in other income for 1993 was due primarily to a $60,000 reversal of a 1992 charge to other income deductions related to the Company's interest in Yankee Atomic Power Company (Yankee Atomic). This reversal was made as a result of a Federal Energy Regulatory Commission audit. In addition, the 1993 increase in other income resulted from a higher investment base related to non-utility operations ($84,000) and a decline in costs related to new business development costs that are treated as other income deductions.

      In 1992, other income decreased due, in part, to a 7.6% decline in equity earnings, the aforementioned charge to other income deductions related to Yankee Atomic and the absence of interest income from the Company's investment in Series B Debentures of Connecticut Yankee Atomic Power Company, which were redeemed in the fourth quarter of 1991.

Interest Charges

      Interest charges decreased slightly in 1993 due to a lower level of short-term borrowings and a decrease in average short-term interest rates, offset, in part, by a greater level of long-term interest costs resulting from the issuance of Series G (8.04%, $10,000,000) and Series H (8.70%, $5,000,000)
in March 1992.   Interest rates on bank borrowings averaged 3.3% for 1993
compared to 4% in 1992.

      Interest charges decreased in 1992 due to a lower level of interest income on overpayment of Seabrook costs, a lower level of short-term borrowings and the repayment of a $10 million long-term note which matured in early 1992 offset, in part, by the aforementioned financing.

New Accounting Standards

      Effective January 1, 1993, the Company adopted the provisions of a new accounting standard, Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." For further information, refer to Note 5(b) of the Notes to Financial Statements.
                                    PAGE 15

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

      In 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS 112). The Company is required to adopt this statement effective January 1, 1994. SFAS 112 requires employers to recognize the obligation to provide benefits to former or inactive employees after employment but before retirement (postemployment). Those benefits include salary continuation, supplemental employment benefits, severance benefits, disability-related benefits and continuation of health care and life insurance coverage if each of the following conditions are met: 1) the obligation is attributable to employee services already rendered, 2) employees' rights to those benefits accumulate or vest, 3) payment of the benefits is probable and
4) the cost of the benefits can be reasonably estimated. The Company believes that the adoption of the provisions of SFAS 112 will not have a material impact on its financial position or results of operations.

Item 8.  Financial Statements and Supplementary Data

      The Company's financial statements required by this item are filed herewith on pages 16 through 35 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.
                                    PAGE 16

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

Item 8.     Financial Statements and Supplementary Data


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Cambridge Electric Light Company:

      We have audited the accompanying balance sheets of CAMBRIDGE ELECTRIC LIGHT COMPANY (a Massachusetts corporation and wholly-owned subsidiary of Commonwealth Energy System) as of December 31, 1993 and 1992, and the related statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1993. These financial statements and schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cambridge Electric Light Company as of December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

      As discussed in Note 5 to the financial statements, effective January 1, 1993, the Company changed its method of accounting for costs associated with postretirement benefits other than pensions.

      Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index to financial statements and schedules are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                ARTHUR ANDERSEN & CO.
                                                Arthur Andersen & Co.


Boston, Massachusetts,
February 17, 1994.
                                    PAGE 17

                       CAMBRIDGE ELECTRIC LIGHT COMPANY
                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                   PART II.


FINANCIAL STATEMENTS

      Balance Sheets at December 31, 1993 and 1992

      Statements of Income for the Years Ended December 31, 1993, 1992 and
      1991

      Statements of Retained Earnings for the Years Ended December 31, 1993, 1992 and 1991

      Statements of Cash Flows for the Years Ended December 31, 1993, 1992 and 1991

      Notes to Financial Statements


                                   PART IV.


SCHEDULES

      III Investments in, Equity in Earnings of, and Dividends Received From Related Parties for the Years Ended December 31, 1993, 1992 and 1991

      V Property, Plant and Equipment for the Years Ended December 31, 1993, 1992 and 1991

      VI Accumulated Depreciation of Property, Plant and Equipment for the Years Ended December 31, 1993, 1992 and 1991

      VIII Valuation and Qualifying Accounts for the Years Ended December 31, 1993, 1992 and 1991

      IX Short-Term Borrowings for the Years Ended December 31, 1993, 1992 and 1991

SCHEDULES OMITTED

      All other schedules are not submitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

      Financial statements of 50% or less owned companies accounted for by the equity method have been omitted because they do not, considered individually, constitute a significant subsidiary.
                                    PAGE 18

                       CAMBRIDGE ELECTRIC LIGHT COMPANY
                                BALANCE SHEETS
                          DECEMBER 31, 1993 AND 1992
                                    ASSETS



                                                     1993           1992
                                                     (Dollars in Thousands)

PROPERTY, PLANT AND EQUIPMENT, at original cost    $145 324        $142 790
  Less - Accumulated depreciation                    52 382          49 996
                                                     92 942          92 794
  Add - Construction work in progress                 1 013              96
                                                     93 955          92 890

INVESTMENTS
  Equity in nuclear electric power companies          9 059           9 089
  Other                                                   5               5
                                                      9 064           9 094

CURRENT ASSETS
  Cash                                                1 624               2
  Accounts receivable -
    Affiliated companies                              1 036           1 253
    Customers, less reserves of $491,000 in 1993
      and $453,000 in 1992                           10 178           8 764
  Unbilled revenues                                   3 835           2 019
  Inventories, at average cost -
    Materials and supplies                              738             742
    Electric production fuel oil                        575             811
  Prepaid taxes -
    Property                                          1 600           1 397
    Income                                              423           1 016
  Other                                                 976             870
                                                     20 985          16 874

DEFERRED CHARGES (Notes 1 and 4)
  Yankee Atomic purchased power contract              6 900           8 341
  Other                                               3 084             852
                                                      9 984           9 193

                                                   $133 988        $128 051
                                    PAGE 19

                       CAMBRIDGE ELECTRIC LIGHT COMPANY
                                BALANCE SHEETS
                          DECEMBER 31, 1993 AND 1992
                        CAPITALIZATION AND LIABILITIES



                                                     1993           1992
                                                     (Dollars in Thousands)
CAPITALIZATION
  Common Equity -
    Common stock, $25 par value -
      Authorized and outstanding -
        346,600 shares in 1993 and 1992,
        wholly-owned by Commonwealth
        Energy System (Parent)                     $  8 665        $  8 665
    Amounts paid in excess of par value              27 953          27 953
    Retained earnings (Note 7)                        7 056           6 156
                                                     43 674          42 774
  Long-term debt, including premiums, less
    current sinking fund requirements and
    maturing debt (Note 3)                           42 189          42 351
                                                     85 863          85 125
CURRENT LIABILITIES
  Interim Financing (Note 3) -
    Notes payable to banks                            2 000           1 500
    Advances from affiliates                          1 305              -
                                                      3 305           1 500
  Other Current Liabilities -
    Current sinking fund requirements                   160              98
    Accounts payable -
      Affiliated companies                            4 972           4 817
      Other                                           5 187           4 687
    Accrued taxes -
      Local property and other                        1 611           1 398
      Income                                             97              -
    Accrued interest                                  1 003             987
    Other                                             2 776           1 281
                                                     15 806          13 268
                                                     19 111          14 768
DEFERRED CREDITS
  Accumulated deferred income taxes                  12 189          10 749
  Unamortized investment tax credits                  2 130           2 225
  Yankee Atomic purchased power contract              6 900           8 341
  Other                                               7 795           6 843
                                                     29 014          28 158
COMMITMENTS AND CONTINGENCIES (Note 4)

                                                   $133 988        $128 051






  The accompanying notes are an integral part of these financial statements.
                                    PAGE 20

                       CAMBRIDGE ELECTRIC LIGHT COMPANY
                             STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991


                                             1993        1992        1991
                                                (Dollars in Thousands)

ELECTRIC OPERATING REVENUES                $126 073    $112 948    $118 277

OPERATING EXPENSES
  Fuel used in production                     2 376       2 589       3 811
  Electricity purchased for resale           74 102      64 131      60 318
  Transmission                                7 719       7 922       8 435
  Other operation                            20 301      20 997      18 753
  Maintenance                                 2 996       2 910       3 162
  Depreciation                                3 795       3 601       3 490
  Conservation and load management            2 905       4 246       8 135
  Taxes -
    Income (Note 2)                           1 452        (691)      1 632
    Local property                            2 683       2 298       1 859
    Payroll and other                           860         763         775
                                            119 189     108 766     110 370

OPERATING INCOME                              6 884       4 182       7 907

OTHER INCOME (EXPENSE),net                      251         (50)        625

INCOME BEFORE INTEREST CHARGES                7 135       4 132       8 532

INTEREST CHARGES
  Long-term debt                              3 797       3 549       3 427
  Other interest charges                        246         540       1 137
  Allowance for borrowed funds used
    during construction                          (9)        (21)        (71)
                                              4 034       4 068       4 493

NET INCOME                                 $  3 101    $     64    $  4 039

















  The accompanying notes are an integral part of these financial statements.
                                    PAGE 21

                       CAMBRIDGE ELECTRIC LIGHT COMPANY
                        STATEMENTS OF RETAINED EARNINGS
             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991




                                             1993        1992        1991
                                                (Dollars in Thousands)

Balance at beginning of year                $ 6 156     $ 6 577     $ 6 604
Add (Deduct)
  Net income                                  3 101          64       4 039
  Cash dividends on common stock             (2 201)       (485)     (4 066)
Balance at end of year                      $ 7 056     $ 6 156     $ 6 577








































  The accompanying notes are an integral part of these financial statements.
                                    PAGE 22

                       CAMBRIDGE ELECTRIC LIGHT COMPANY
                           STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991


                                             1993        1992        1991
                                                (Dollars in Thousands)

OPERATING ACTIVITIES
  Net income                                $ 3 101      $   64     $ 4 039
  Effects of non-cash items -
    Depreciation and amortization             3 842       3 716       4 309
    Deferred income taxes                     1 081       1 170        (487)
    Investment tax credits                      (95)        (96)        (96)
    Earnings from corporate joint ventures   (1 069)     (1 321)     (1 430)
  Dividends from corporate joint ventures     1 099       1 335       1 278
  Change in working capital, exclusive
    of cash and interim financing -
      Accounts receivable and unbilled
        revenues                             (3 013)      2 258       5 179
      Prepaid (accrued) taxes                   700      (1 906)        293
      Accounts payable and other              2 362         839      (3 142)
  All other operating items                  (1 549)       (348)      1 818
Net cash provided by operating activities     6 459       5 711      11 761

INVESTING ACTIVITIES
  Additions to property, plant and
    equipment (exclusive of AFUDC)          (4  270)     (3 686)     (4 658)
  Allowance for borrowed funds used
    during construction                          (9)        (21)        (71)
  Connecticut Yankee debenture redemption        -           -          684
Net cash used for investing activities       (4 279)     (3 707)     (4 045)

FINANCING ACTIVITIES
  Sale of common stock to Parent                 -        5 250          -
  Payment of dividends                       (2 201)       (485)     (4 066)
  Proceeds from (payment of)
    short-term borrowings                       500     (10 200)     (2 550)
  Proceeds from (payment of)
    affiliate borrowings                      1 305      (1 540)       (805)
  Long-term debt issue                           -       15 000          -
  Retirement of long-term debt through
    sinking funds                              (162)       (162)       (162)
  Long-term debt issue refunded                  -      (10 000)         -
Net cash provided used for
  financing activities                         (558)     (2 137)     (7 583)
Change in cash                                1 622        (133)        133
Cash at beginning of period                       2         135           2
Cash at end of period                       $ 1 624     $     2     $   135

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest paid (net of capitalized
    amounts)                                $ 3 863     $ 3 481     $ 4 254
  Income taxes paid (refunded)              $   (44)    $   229     $   728

  The accompanying notes are an integral part of these financial statements.
                                    PAGE 23

                       CAMBRIDGE ELECTRIC LIGHT COMPANY
                         NOTES TO FINANCIAL STATEMENTS

(1)   Significant Accounting Policies

 (a)  General and Regulatory

      Cambridge Electric Light Company (the Company) is a wholly-owned subsidiary of Commonwealth Energy System. The parent company is referred to in this report as the "System" and, together with its subsidiaries, is collectively referred to as "the system." The Company is regulated as to rates, accounting and other matters by various authorities including the Federal Energy Regulatory Commission (FERC) and the Massachusetts Department of Public Utilities (DPU). The System is an exempt holding company under the provisions of the Public Utility Holding Company Act of 1935 and, in addition to its investment in the Company, has interests in other utility companies and several nonregulated companies.

      The Company has established various regulatory assets in cases where the DPU has permitted, or is expected to permit, recovery of specific costs over time. At December 31, 1993, principal regulatory assets, included in deferred charges, were $6.9 million for unrecovered plant and decommissioning costs for the Yankee Atomic nuclear plant and $1.1 million for postretirement benefits. The more significant regulatory liabilities, reflected in deferred credits, include $3.9 million related to income taxes and $6.9 million related to the Yankee Atomic nuclear plant.

 (b)  Reclassifications

      Certain prior year amounts are reclassified from time to time to conform with the presentation used in the current year's financial statements.

 (c)  Transactions with Affiliates

      Transactions between the Company and other system companies include purchases and sales of electricity, including purchases of electricity through Canal Electric Company (Canal). Other Canal transactions include costs relating to the abandonment of Seabrook 2 for the three years ending in 1993 and the recovery of a portion of Seabrook 1 pre-commercial operation financing costs in 1991. Transactions with other system companies include purchases of gas and sales of steam. In addition, payments for management, accounting, data processing and other services are made to affiliate COM/Energy Services Company. Transactions with other system companies are subject to review by the DPU.

      The Company's operating expenses include the following major intercompany transactions for the periods indicated:

                                                            Purchased Power
                                                            and Transmission
         Period Ended   Purchased Power   Purchased Power      From Canal
         December 31,     Canal Units        Seabrook 1         As Agent
                                       (Dollars in Thousands)
            1993            $12 637           $ 9 082           $10 896
            1992             13 596             9 335             9 600
            1991             12 209            12 681             9 915
                                    PAGE 24

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

      The Company also purchased gas from affiliate Commonwealth Gas Company totaling $1,485,000 in 1993, $2,253,000 in 1992 and $4,708,000 in 1991.

 (d)  Equity Method of Accounting

      The Company uses the equity method of accounting for its investments in four nuclear electric power companies due, in part, to its ability to exercise significant influence over operating and financial policies of these entities. Under this method, it records as income the proportionate share of the net earnings of the nuclear power companies with a correspond-ing increase in the carrying value of the investment. The investment is reduced as cash dividends are received.

 (e)  Operating Revenues

      Customers are billed for their use of electricity on a cycle basis throughout the month. To reflect revenues in the proper period, the estimated amount of unbilled sales revenue is recorded each month.

      The Company is generally permitted to bill customers currently for fuel used in electric production, transmission and purchased power costs and conservation and load management costs through adjustment clauses. The Company collects capacity-related costs associated with certain long-term power arrangements through base rates. Amounts recoverable under the adjustment clauses are subject to review and adjustment by the DPU. The amount of such fuel and energy costs incurred but not yet reflected in customers' bills, which totaled $1,850,000 in 1993 and $514,000 in 1992, is recorded as unbilled revenues.

 (f)  Depreciation

      Depreciation is provided using the straight-line method at rates intended to amortize the original cost and the estimated cost of removal less salvage of properties over their estimated economic lives. The average composite depreciation rate was 2.66% in 1993, 2.59% in 1992 and 2.58% in 1991.

 (g)  Maintenance

      Expenditures for repairs of property and replacement and renewal of items determined to be less than units of property are charged to maintenance expense. Additions, replacements and renewals of property considered to be units of property are charged to the appropriate plant accounts. Upon retirement, accumulated depreciation is charged with the original cost of property units and the cost of removal net of salvage.

 (h)  Allowance for Funds Used During Construction

      Under applicable rate-making practices, the Company is permitted to include an allowance for funds used during construction (AFUDC) as an element of its depreciable property costs. This allowance is based on the amount of construction work in progress that is not included in the rate base on which the Company earns a return. An amount equal to the AFUDC
                                    PAGE 25

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

  capitalized in the current period is reflected in the accompanying Statements of Income.

      While AFUDC does not provide funds currently, these amounts are recoverable in revenues over the service life of the constructed property. The amount of AFUDC recorded was at a weighted average rate of 3.5% in 1993, 4.5% in 1992 and 6.8% in 1991.

(2)   Income Taxes

      For financial reporting purposes, the Company provides federal and state income taxes on a separate return basis. However, for federal income tax purposes, the Company's taxable income and deductions are included in the consolidated income tax return of the System and it makes tax payments or receives refunds on the basis of its tax attributes in the tax return in accordance with applicable tax regulations.

      The following is a summary of the provisions for income taxes for the years ended December 31, 1993, 1992 and 1991.

                                              1993        1992        1991
                                                 (Dollars in Thousands)
    Federal:
       Current                               $  327     $(1 636)     $1 808
       Deferred                                 973       1 252        (485)
       Investment tax credits                   (96)        (96)        (96)
                                              1 204        (480)      1 227
    State:
       Current                                  140        (129)        407
       Deferred                                 195         240          (2)
                                                335         111         405
                                              1 539        (369)      1 632
    Amortization of regulatory liability
       relating to deferred income taxes        (87)       (322)         -
                                             $1 452     $  (691)     $1 632

      Effective January 1, 1992, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the year in which the differences are expected to reverse.
                                    PAGE 26

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

      Accumulated deferred income taxes consisted of the following in 1993 and 1992:
                                                     1993         1992
                                                  (Dollars in Thousands)
      Liabilities
        Property-related                           $14 820      $13 580
        Postretirement benefits plan                   358           74
        All other                                    1 076          905
                                                    16 254       14 559
      Assets
        Investment tax credit                        1 375        1 381
        Pension plan                                   704          609
        Regulatory liability                         1 256        1 450
        All other                                      959          745
                                                     4 294        4 185
      Accumulated deferred income taxes, net       $11 960      $10 374

      The net year-end deferred income tax liability above is net of a current deferred tax asset of $229,000 in 1993 and $375,000 in 1992 which was included in prepaid income taxes in the accompanying Balance Sheets.

      The following table, detailing the significant timing differences for 1991 which resulted in deferred income taxes, is required to be disclosed pursuant to accounting standards for income taxes in effect prior to adoption of SFAS No. 109:
                                                          1991
                                                 (Dollars in Thousands)

      Accelerated depreciation                           $  933
      Seabrook power contract settlement                   (597)
      Capitalized interest during construction              (25)
      Contributions in aid of construction                  (58)
      Pension costs and deferred compensation               (84)
      Transmission costs                                   (193)
      Conservation and load management                     (219)
      Other                                                (244)

      Deferred income tax provision                      $ (487)
                                    PAGE 27

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

      The total income tax provision set forth previously represents 32% in 1993, 110% in 1992 and 29% in 1991 of income before such taxes. The following table reconciles the statutory federal income tax rate to these percentages:

                                              1993        1992       1991
                                                            (000's)

    Federal statutory rate                     35%     34%  $(213)    34%
    Increase (Decrease) from statutory rate:
     Dividend received deduction               (6)     50    (315)    (6)
     Tax versus book depreciation               1      (5)     35      1
     State tax net of federal
        tax benefit                             5     (14)     86      5
     Amortization of investment
        tax credits                            (2)     15     (95)    (1)
     Amortization of excess
        deferred reserves                      (2)     29    (180)    (4)
     Other                                      1       1      (9)     -
    Effective federal tax rate                 32%    110%  $(691)    29%

      As a result of the Revenue Reconciliation Act of 1993, the Company's federal income tax rate increased to 35% effective January 1, 1993.

(3)   Long-Term Debt and Interim Financing

 (a)  Long-Term Debt

      Long-term debt outstanding exclusive of maturing debt issues, current sinking fund requirements and related premiums is as follows:

                                         Original    Balance December 31,
                                          Issue        1993        1992
                                             (Dollars in Thousands)

      7-Year Notes -
        9.97%, due 1996                  $20 000     $20 000     $20 000
      7-Year Notes -
        8.04%, due 1999                   10 000      10 000      10 000
      15-Year Notes -
        8.70%, due 2007                    5 000       5 000       5 000
      30-Year Notes -
        Series C, 6 1/4%, due 1997         6 000       4 380       4 440
        Series D, 7 3/4%, due 2002         5 000       2 800       2 900
                                                     $42 180     $42 340

      The balance of long-term debt at December 31, 1992 was exclusive of $62,000 principal amounts purchased by the Company and deposited with the Trustee in anticipation of future sinking fund requirements. The Company may continue to purchase its outstanding notes in advance of sinking fund requirements under favorable conditions.
                                    PAGE 28

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

      Under terms of its Indenture of Trust, the Company is required to make periodic sinking fund payments for retirement of outstanding long-term debt. These payments and balances of maturing debt issues for the five years subsequent to December 31, 1993 are as follows:

                      Sinking Fund       Maturing
              Year      Payments       Debt Issues       Total
                         (Dollars in Thousands)

              1994        $160           $    -         $   160
              1995         160                -             160
              1996         160            20 000         20 160
              1997         100             4 260          4 360
              1998         100                -             100

 (b)  Notes Payable to Banks

      The Company and other system companies maintain both committed and uncommitted lines of credit for the short-term financing of their construction programs and other corporate purposes. As of December 31, 1993, system companies had $115 million of committed lines of credit that will expire at varying intervals in 1994. These lines are normally renewed upon expiration and require annual fees of up to .1875% of the individual line. At December 31, 1993, the uncommitted lines of credit totaled $70 million. Interest rates on the outstanding borrowings generally are at an adjusted money market rate. The Company's notes payable to banks totaled $2,000,000 and $1,500,000 at December 31, 1993 and 1992, respectively.

 (c)  Advances from Affiliates

      The Company is a member of the COM/Energy Money Pool (the Pool), an arrangement among the subsidiaries of the System, whereby short-term cash surpluses are used to help meet the short-term borrowing needs of the utility subsidiaries. In general, lenders to the Pool receive a higher rate of return than they otherwise would on such investments, while borrowers pay a lower interest rate than that available from banks. The Company had borrowings from the Pool totaling $1,305,000 at December 31, 1993.

 (d)  Disclosures about Fair Value of Financial Instruments

      As required by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," the fair value of certain financial instruments included in the accompanying Balance Sheets as of December 31, 1993 and 1992 are as follows:

                                  1993                  1992
                                     (Dollars in Thousands)

                           Carrying    Fair       Carrying    Fair
                             Value    Value         Value    Value

    Long-Term Debt         $ 42 349  $ 45 782     $ 42 449  $ 45 394
                                    PAGE 29

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

      The carrying amount of cash and advances from affiliates approximates the fair value because of the short maturity of these financial instruments.

      The estimated fair value of long-term debt is based upon quoted market prices of the same or similar issues or on the current rates offered for debt with the same remaining maturity. The fair values shown above do not purport to represent the amounts at which those obligations would be settled.

(4)   Commitments and Contingencies

  (a) Financing and Construction Programs

      The Company is engaged in a continuous construction program presently estimated at $33.1 million for the five-year period 1994 through 1998. Of that amount, $10.3 million is estimated for 1994. The program is subject to periodic review and revision because of factors such as changes in business conditions, rates of customer growth, effects of inflation, maintenance of reliable and safe service, equipment delivery schedules, licensing delays, availability and cost of capital and environmental factors. The Company expects to finance these expenditures on an interim basis with internally generated funds and short-term borrowings which are ultimately expected to be repaid with the proceeds from sales of long-term debt and equity securities.

 (b)  Power Contracts and Capacity Acquisition and Disposition Agreement

      The Company has entered into Power Contracts with Canal for a portion of the capacity from Canal Units 1 and 2. The cost to the Company in 1993 for purchases under these contracts was $12,637,000.

      In addition, Canal seeks to secure bulk electric power on a single system basis to provide cost savings for the customers of the Company and Commonwealth Electric under terms of a Capacity Acquisition and Disposition Agreement (CADA) which has been accepted for filing as an amendment to Canal's rate schedule by the FERC. The CADA allows Canal to act as agent for the Company and Commonwealth Electric in the procurement of additional capacity for one or both companies, or, to sell a portion of each company's entitlement in capacity and/or energy produced by Canal Unit 2. Such "Commitments" are in effect for Seabrook 1, Phases I and II of Hydro-Quebec and for power acquired from Northeast Utilities (NU). Exchange agreements are in place with several of these utilities whereby, in certain circum-stances, it is possible to exchange capacity so that the mix of power improves the pricing for dispatch for both the seller and the purchaser. Power contracts are in place whereby Canal bills or credits the Company and Commonwealth Electric for the costs or revenues received associated with these facilities. The Company and Commonwealth Electric, in turn, have billed or are billing these net charges (net of revenues from sales) to their customers through rates which are subject to DPU approval.

      Currently, Canal's principal activities under the CADA are its ownership interest in the Seabrook nuclear power plant and its Power Sales Agreements with NU. Canal contracted to purchase 50 MW, on average, from NU annually from November 1989 through 1994 to fulfill the system's NEPOOL capacity
                                    PAGE 30

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

  obligation and to have sufficient energy supply to meet customer needs. In 1993, the costs to the Company for power purchases from Seabrook 1 and NU were $9,082,000 and $9,380,000, respectively.

      The Company has ownership interests in four nuclear generating facilities in New England and is obligated to pay its proportionate share of the capacity and energy costs associated with these units, which include depreciation, operations and maintenance, a return on invested capital and the estimated cost of decommissioning the nuclear plants at the end of their estimated service lives. Pertinent information with respect to life-of-the-unit contracts for power from the operating nuclear units is as follows:

                                   Connecticut      Maine         Vermont
                                      Yankee        Yankee        Yankee

      Location                     Haddam Neck,    Wiscasset,     Vernon,
                                   Connecticut       Maine        Vermont

      Year of initial operation        1968           1972          1972
      Contract expiration date         1998           2008          2012
      Equity ownership                 4.50%          4.00%         2.50%
      Plant entitlement                4.50%          3.59%         2.25%
      Plant capability (MW)           560.0          870.0         496.0
      Company entitlement (MW)         25.2           31.2          11.2
      1991 Actual cost ($000)       $ 9 692         $5 900        $3 383
      1992 Actual cost ($000)         9 508          6 671         3 970
      1993 Actual cost ($000)        10 016          7 050         4 076
      1994 Estimated cost ($000)     10 005          6 755         3 755

      The Company pays its share of decommissioning expense to each of the operators of the nuclear facilities as a cost of electricity purchased for resale.

      The Company has also contracted to purchase power and transmission capacity from various other generating and transmission facilities as follows:

                                                                Estimated
                      1991           1992           1993           1994
                   MW    Cost     MW    Cost     MW    Cost     MW    Cost
                                   (Dollars in Thousands)
Purchased Power -
  Nuclear          6.5  $1 670    8.7  $1 986   11.7  $3 789   21.0  $4 880
  Hydro            4.5   1 162    6.0   1 377    8.2   2 639   14.6   3 390
  Waste-to-energy
    and other     30.9   5 075   35.3   4 608    9.3   2 952   18.9   4 394
Transmission -
  (Hydro-Quebec)   -     1 586    -     1 222    -     1 232    -     1 292

      Costs under these and other contracts are included in electricity purchased for resale and fuel in the accompanying Statements of Income and are recoverable in revenues through either the Fuel Charge or in base rates.
                                    PAGE 31

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

      In addition, the Company incurred costs for purchases from NEPOOL for $11,039,000, $11,215,000 and $7,546,000 in 1993, 1992 and 1991, respec-
  tively.

      The system's 3.52% interest in the Seabrook nuclear power plant is owned by Canal, a wholesale electric generating subsidiary, to provide for a portion of the capacity and energy needs of the Company and Commonwealth Electric. Canal is recovering 100% of its Seabrook 1 investment through a power contract with the Company and Commonwealth Electric pursuant to FERC approval. The Company received DPU approval to recover Seabrook 1 costs through base rates effective with the June 1, 1993 rate order.

 (c)  Guarantee Agreement

      In connection with its investment in Maine Yankee Atomic Power Company (Maine Yankee), the Company has guaranteed its pro-rata portion of that company's nuclear fuel financing. At December 31, 1993, the Company's portion amounted to $480,000.

 (d)  Yankee Atomic

      On February 26, 1992, the Board of Directors of Yankee Atomic Electric Company agreed to permanently discontinue power operation of its plant and, in time, decommission the facility. The plant provided less than 1% of the Company's capacity. The Company's 2% investment in Yankee Atomic was approximately $475,000 at December 31, 1993. Presently, purchased power costs, which include a provision for ultimate decommissioning of the unit, are billed to the Company and collected from customers.

      The Company has estimated their unrecovered share of all costs associated with the shutdown of the facility, recovery of its plant investment and decommissioning and closing the plant to be approximately $6.9 million. This amount is reflected in the accompanying Balance Sheets as a liability and a corresponding regulatory asset at December 31, 1993.

 (e)  Price-Anderson Act

      The Price-Anderson Act (the Act) is a federal statute that includes among its provisions a requirement that licensees of nuclear electric generating units maintain financial protection to cover public liability claims resulting from a nuclear incident or precautionary evacuation. In 1988, Congress enacted a 15 year extension of the Act and increased the available insurance and the maximum liability. The higher liability is provided by existing private insurance and retrospective assessments for costs in excess of that covered by insurance, up to $66.15 million for each nuclear reactor which is licensed to operate with a maximum assessment of $10 million per incident within one calendar year. Based on the Company's equity ownership interest in four nuclear generating facilities, its retrospective premium could be as high as $1.6 million yearly or a cumulative total of $10.3 million, exclusive of the effect of inflation indexing (at five-year intervals) and a 5% surcharge ($3.3 million) in the event that total public liability claims from a nuclear incident exceed the funds available to pay such claims.
                                    PAGE 32

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

  (f)  Environmental Matters

      The Company is subject to laws and regulations administered by federal, state and local authorities relating to the quality of the environment. These laws and regulations affect, among other things, the siting and operation of electric generating and transmission facilities and can require the installation of expensive air and water pollution control equipment. These regulations have had an impact upon the Company's operations in the past and will continue to have an impact upon future operations, capital costs and construction schedules of major facilities.

(5)   Employee Benefit Plans

 (a)  Pension

      The Company has a noncontributory pension plan covering substantially all regular employees who have attained the age of 21 and have completed a year of service. Pension benefits are based on an employee's years of service and compensation. The Company makes monthly contributions to the plan consistent with the funding requirements of the Employee Retirement Income Security Act of 1974.

      Components of pension expense were as follows:

                                                1993        1992       1991
                                                   (Dollars in Thousands)

      Service cost                             $   459    $   471    $   443
      Interest cost                              1 646      1 544      1 417
      Return on plan assets                     (3 175)    (2 156)    (4 121)
      Net amortization and deferral              1 781        849      3 051
      Total pension expense                        711        708        790
      Transfers from affiliated companies, net     101        321        299
      Less: Amounts capitalized and deferred        93        111        114
      Net pension expense                      $   719    $   918    $   975

      The following economic assumptions were used to measure year-end obliga-tions and the estimated pension expense for the subsequent year:

                                                 1993       1992       1991

      Discount rate                              7.25%      8.50%      8.50%
      Assumed rate of return                     8.50       8.50       8.50
      Rate of increase in future compensation    4.50       5.50       5.50

      Pension expense reflects the use of the projected unit credit method which is also the actuarial cost method used in determining future funding of the plan. The Company, in accordance with current rate-making, is deferring the difference between pension contribution, which is allowed currently in base rates, and pension expense, recognized pursuant to Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions." The funded status of the Company's pension plan (using a measurement date of December 31) is as follows:
                                    PAGE 33

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

                                                      1993        1992
                                                    (Dollars in Thousands)
      Accumulated benefit obligation:
        Vested                                      $(17 172)   $(14 212)
        Nonvested                                     (2 267)       (591)
                                                    $(19 439)   $(14 803)

      Projected benefit obligation                  $(23 109)   $(18 836)
      Plan assets at fair market value                23 236      21 002
      Projected benefit obligation less
        than plan assets                                 127       2 166
      Unamortized transition obligation                1 099       1 236
      Unrecognized prior service cost                  1 091         876
      Unrecognized gain                               (3 600)     (5 322)
      Accrued pension cost                          $ (1 283)   $ (1 044)

      Plan assets consist primarily of fixed income and equity securities. Fluctuations in the fair market value of plan assets will affect pension expense in future years. The increase in the accumulated benefit obligation and the projected benefit obligation from December 31, 1992 to December 31, 1993 was primarily due to a reduction in the discount rate in light of current interest rates.

 (b)  Other Postretirement Benefits

      Through December 31, 1992, the Company provided postretirement health care and life insurance benefits to eligible retired employees. Employees became eligible for these benefits if their age plus years of service at retirement equaled 75 or more provided, however, that such service was performed for a subsidiary of the System. As of January 1, 1993, the Company eliminated postretirement health care benefits for those nonbargain-ing employees who were less than 40 years of age or had less than 12 years of service at that date. Under certain circumstances, eligible employees are now required to make contributions for postretirement benefits. Certain bargaining employees are also participating under these new eligibility requirements.

      Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS No. 106). This new standard requires the accrual of the expected cost of such benefits during the employees' years of service and the recognition of an actuarially determined postretirement benefit obligation earned by existing retirees. The assumptions and calculations involved in determining the accrual and the accumulated postretirement benefit obligation (APBO) closely parallel pension accounting requirements. The cumulative effect of implementation of SFAS No. 106 as of January 1, 1993 was approximately $10 million which is being amortized over 20 years. Prior to 1993, the cost of postretirement benefits was recognized as the benefits were paid. The cost of retiree medical care and life insurance benefits under the traditional pay-as-you-go method totaled $428,000 in 1992 and $434,000 in 1991.

      In 1993, the Company began making contributions to various voluntary employee beneficiary association (VEBA) trusts that were established
                                    PAGE 34

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

  pursuant to section 501(c)9 of the Internal Revenue Code (the Code). The Company also made contributions to a sub-account of its pension plan pursuant to section 401(h) of the Code to satisfy a portion of its postretirement benefit obligation. The Company contributed approximately $1,100,000 to these trusts during 1993.

      The net periodic postretirement benefit cost for the year ended December 31, 1993 included the following components:

                                                              1993
                                                    (Dollars in Thousands)

      Service cost                                          $   201
      Interest cost                                             839
      Return on plan assets                                     (74)
      Amortization of transition obligation
         over 20 years                                          498
      Net amortization and deferral                              (7)
         Total postretirement benefit cost                    1 457
      Less: Amounts capitalized and deferred                    734
         Net postretirement benefit cost                    $   723

      The funded status of the Company's postretirement benefit plan using a measurement date of December 31, 1993 is as follows:

                                                              1993
                                                     (Dollars in Thousands)

      Accumulated postretirement benefit obligation:
        Retirees                                            $ (5 837)
        Active participants                                   (4 522)
                                                             (10 359)
      Plan assets at fair market value                           980
      Projected postretirement benefit obligation
        greater than plan assets                              (9 379)
      Unamortized transition obligation                        9 453
      Unrecognized gain                                          (74)
                                                            $    -

      In determining its estimated APBO and the funded status of the plan, the Company assumed a discount rate of 7.25%, an expected long-term rate of return on plan assets of 8.5%, and a medical care cost trend rate of 9%, which gradually decreases to 5% in the year 2007 and remains at that level thereafter. The estimate also reflects a trend rate of 14.9% for reimbursement of Medicare Part B premiums which decreases to 5% by 2007 and a dental care trend rate of 5% in all years. A one percent change in the medical trend rate would have a $160,000 impact on the Company's annual expense (interest component - $111,000; service cost - $49,000) and would change the accumulated benefit obligation by approximately $1.4 million.

      Plan assets consist primarily of fixed income and equity securities. Fluctuations in the fair market value of plan assets will affect postretire-ment benefit expense in future years.
                                    PAGE 35

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

      The DPU's policy on postretirement benefits is to allow in rates the maximum tax deductible contributions made to trusts that have been estab-lished specifically to pay postretirement benefits. Effective with its June 1, 1993 rate order from the DPU, the Company was allowed to recover its SFAS No. 106 expense in base rates over a four-year phase-in period with carrying costs on the deferred balance. Further, based on recent DPU action and discussions with regulators, the Company believes that it is appropriate to record the difference between the amount included in rates and SFAS No. 106 costs as a regulatory asset. At December 31, 1993, this deferral amounted to approximately $1.1 million.

 (c)  Savings Plan

      The Company has an Employees Savings Plan that provides for Company contributions equal to contributions by eligible employees of up to four percent of each employee's compensation rate. Effective January 1, 1993, the rate was increased to five percent for those employees no longer eligible for postretirement benefits other than pensions. The Company's contribution was $321,000 in 1993, $327,000 in 1992 and $316,000 in 1991.

(6)   Lease Obligations

      The Company leases equipment and office space under arrangements that are classified as operating leases. These lease agreements are for terms of one year or longer. Leases currently in effect contain no provisions which prohibit the Company from entering into future lease agreements or obligations.

      Future minimum lease payments, by period and in the aggregate, of non-cancelable operating leases consisted of the following at December 31, 1993:

                                                 Operating Leases
                                              (Dollars in Thousands)

            1994                                      $1 577
            1995                                       1 539
            1996                                       1 256
            1997                                         926
            1998                                         892
            Beyond 1998                                2 675
            Total future minimum lease payments       $8 865

      Total rent expense for all operating leases, except those with terms of a month or less, amounted to $1,577,000 in 1993, $1,688,000 in 1992 and
  $1,756,000 in 1991. There were no contingent rentals and no sublease rentals for the years 1993, 1992 and 1991.

(7)   Dividend Restriction

      At December 31, 1993, approximately $5,722,000 of retained earnings was restricted against the payment of cash dividends by terms of the Indenture of Trust securing long-term debt. As of the same date, retained earnings also included approximately $4,062,000 representing the Company's equity in undistributed earnings of the nuclear companies.
                                    PAGE 36

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

                                    PART V.

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1.      Index to Financial Statements

      Financial statements and notes thereto of the Company together with the Report of Independent Public Accountants, are filed under Item 8 of this report and listed on the Index to Financial Statements and Schedules (page 17).

(a) 2.      Index to Financial Statement Schedules

      Filed herewith at page(s) indicated -

      Schedule III - Investments in, Equity in Earnings of, and Dividends Received From Related Parties - Years Ended December 31, 1993, 1992 and 1991 (pages 45-47).

      Schedule V - Property, Plant and Equipment - Years Ended December 31, 1993, 1992 and 1991 (pages 48-50).

      Schedule VI - Accumulated Depreciation of Property, Plant and Equipment - Years Ended December 31, 1993, 1992 and 1991 (page 51).

      Schedule VIII - Valuation and Qualifying Accounts - Years Ended December 31, 1993, 1992 and 1991 (page 52).

      Schedule IX - Short-Term Borrowings - Years Ended December 31, 1993, 1992 and 1991 (page 53).

(a) 3.      Exhibits:
                              Notes to Exhibits -

  a. Unless otherwise designated, the exhibits listed below are incorporated by reference to the appropriate exhibit numbers and the Securities and Exchange Commission file numbers indicated in parentheses.

  b. If applicable, as designated by an asterisk, certain documents previously filed by the Company have been disposed of by the Commission pursuant to its Records Control Schedule and are hereby being refiled by the Company.

  c. The following is a glossary of Commonwealth Energy System and subsidiary companies' acronyms that are used throughout the following Exhibit
      Index:

            CES.....................Commonwealth Energy System
            CE......................Commonwealth Electric Company
            CEL.....................Cambridge Electric Light Company
            CEC.....................Canal Electric Company
            CG......................Commonwealth Gas Company
            NBGEL...................New Bedford Gas and Edison Light Company
                                    PAGE 37

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

                                 Exhibit Index

Exhibit 3.  Articles of incorporation and by-laws.

    3.1 Articles of incorporation of CEL (Exhibit 1 to the CEL Form 10-K for 1990, File No.2-7909).

    3.2 By-laws of CEL, as amended (Exhibit 2 to the CEL Form 10-K for 1990, File No.2-7909).

Exhibit 4. Instruments defining the rights of security holders; including indentures

Indenture of Trust or Supplemental Indenture of Trust.

    4.1.1 Original Indenture on Form S-1 (April 1949) (Exhibit 7(a), File No. 2-7909).
    4.1.2 First Supplemental on Form S-9 (January 1958) (Exhibit 2(b)2, File No. 2-13783).
    4.1.3 Second Supplemental on Form 8-K (February 1962) (Exhibit A, File No. 2-7909).
    4.1.4   Third Supplemental on Form 10-K (1984) (Exhibit 1, File No. 2-
            7909).
    4.1.5   Fourth Supplemental on Form 10-K (1984) (Exhibit 2, File No. 2-
            7909).
    4.1.6   Fifth Supplemental on Form 10-K (1983) (Exhibit 1, File No. 2-
            7909).
    4.1.7 Sixth Supplemental on Form 10-Q (June 1989) (Exhibit 1, File No. 2-7909).
    4.1.8 Seventh Supplemental on Form 10-Q (June 1992) (Exhibit 1, File No. 2-7909).

Exhibit 10. Material Contracts.

10.1       Power Contracts.

10.1.1 Power Contract between CEC and CEL dated December 1, 1965 (Exhibit 13(a)(1) to the CEC Form S-1, File No. 2-30057).

10.1.2 Contract between CEC and NBGEL and CEL, affiliated companies, for the sale for specified amounts of electricity from CEC Unit 2 dated January 12, 1976 (Exhibit 7 to the CES Form 10-K for 1985, File No. 1-7316).

10.1.3 Power Contract, as amended to February 28, 1990, superseding the Power Contract dated September 1, 1986 and amendment dated June 1, 1988, between CEC (seller) and CE and CEL (purchasers) for seller's entire share of the Net Unit Capability of Seabrook 1 and related energy produced and other provisions (Exhibit 1 to the CEC Form 10-Q (March 1990), File No. 2-30057).
                                    PAGE 38

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

10.1.4 Termination Supplement between CEC, CE and CEL RE: Seabrook Unit 2 dated December 8, 1986 (Exhibit 3 to the CEC Form 10-K for 1986, File No. 2-30057).

10.1.5 Agreement for Joint-Ownership, Construction and Operation of the New Hampshire Nuclear Units (Seabrook) between CE, Public Service Company of New Hampshire (PSNH) and others dated May 1, 1973 and filed by CE as Exhibit 13(N) on Form S-1 dated October 1973, File No. 2-49013, and as amended below:

10.1.5.1 First through Fifth Amendments to 10.1.5 dated May 24, 1974, June 21, 1974, September 25, 1975, October 25, 1974 and January 31, 1975, respectively (Exhibit 13(m) to CE's Form S-1, (November 7,
           1975), File No. 2-54995).

10.1.5.2 Sixth through Eleventh Amendments to 10.1.5 dated April 18, 1979, April 18, 1979, April 25, 1979, June 8, 1979, October 11, 1979 and
           December 15, 1979, respectively (Refiled as Exhibit 1 to the CEC Form 10-K for 1989, File No. 2-30057).

10.1.5.3 Twelfth through Fourteenth Amendments to 10.1.5 dated May 16, 1980, December 31, 1980 and June 1, 1982, respectively (Refiled as Exhibits 1, 2 and 3 to the CE 1992 Form 10-K), File No. 2-7749).

10.1.5.4 Fifteenth and Sixteenth Amendment to 10.1.5 dated April 27, 1984 and June 15, 1984, respectively (Exhibit 1 to the CEC Form 10-Q (June 1984), File No. 2-30057).

10.1.5.5 Seventeenth Amendment to 10.1.5 dated March 8, 1985 (Exhibit 1 to the CEC Form 10-Q (March 1985), File No. 2-30057).

10.1.5.6 Eighteenth Amendment to 10.1.5 dated March 14, 1986 (Exhibit 1 to the CEC Form 10-Q (March 1986), File No. 2-30057).

10.1.5.7 Nineteenth Amendment to 10.1.5 dated May 1, 1986 (Exhibit 1 to the CEC Form 10-Q (June 1986), File No. 2-30057).

10.1.5.8 Twentieth Amendment to 10.1.5 dated September 19, 1986 (Exhibit 1 to the CEC Form 10-K for 1986, File No. 2-30057).

10.1.5.9 Twenty-First Amendment to 10.1.5 dated November 12, 1987 (Exhibit 1 to the CEC Form 10-K for 1989, File No. 2-30057).

10.1.5.10 Twenty-Second Amendment and Settlement Agreement to 10.1.5 both dated January 13, 1989, (Exhibit 4 to the CEC Form 10-K for 1988, File No. 2-30057).

10.1.6 Resolutions proposed by Merrill Lynch Capital Markets and adopted by the Joint-Owners of the Seabrook Nuclear Project regarding Project financing, dated May 14, 1984 (Exhibit 1 to the CEC Form 10-Q (March 1984), File No. 2-30057).
                                    PAGE 39

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

10.1.7 Interim Agreement to Preserve and Protect the Assets of and Investment in the New Hampshire Nuclear Units by and between CEC, PSNH and other participants, dated April 27, 1984 (Exhibit 2 to the CEC Form 10-Q (June 1984), File No. 2-30057).

10.1.8 Agreement for Seabrook Project Disbursing Agent by and among CEC, PSNH and other participants establishing Yankee Atomic Electric Company as the disbursing agent under the Joint-Ownership Agreement, dated May 23, 1984, (Exhibit 4 to the CEC Form 10-Q (June 1984), File No. 2-30057).

10.1.8.1 First Amendment dated March 8, 1985 to 10.1.8 (Exhibit 2 to the CEC Form 10-Q (March 1985), File No. 2-30057).

10.1.8.2 Second through Fifth Amendments dated May 20, 1985, June 18, 1985, January 2, 1986 and November 12, 1987, respectively, to 10.1.8 (Exhibit 4 to the CEC Form 10-K for 1987, File No. 2-30057).

10.1.9 Capacity Acquisition Agreement between CEC, CEL and CE dated September 25, 1980 (Exhibit 1 to the 1991 CEC Form 10-K, File No. 2-30057).

10.1.9.1 Supplement to 10.1.9 consisting of three Capacity Acquisition Commitments each dated May 7, 1987, concerning Phases I and II of the Hydro-Quebec Project and electricity acquired from Connecticut Light and Power Company (Exhibit 1 to the CEC Form 10-Q (September
           1987), File No. 2-30057).

10.1.9.2 Supplements to 10.1.9 consisting of two Capacity Acquisition Commitments each dated October 31, 1988, concerning electricity acquired from Western Massachusetts Electric Company and/or Connecticut Light and Power Company for periods ranging from November 1, 1988 to October 31, 1994 (Exhibit 2 to the CEC Form 10-Q (September 1989), File No. 2-30057).

10.1.9.3 Amendment to 10.1.9 as amended and restated June 1, 1993, henceforth referred to as the Capacity Acquisition and Disposition Agreement, whereby Canal Electric Company, as agent, in addition to acquiring power may also sell bulk electric power which the Company and/or Commonwealth Electric Company owns or otherwise has the right to sell (Exhibit 1 to Canal Electric's Form 10-Q (September
           1993), File No. 2-30057).

10.1.10 Power Contract between Yankee Atomic Electric Company and CEL, dated June 30, 1959, as amended April 1, 1975 (Exhibit 1 to the CEL Form 10-K, File No. 2-7909).

10.1.10.1 Second, Third and Fourth Amendments to 10.1.10 as amended October 1, 1980, April 1, 1985 and May 6, 1988, respectively (Exhibit 2 to the CEL Form 10-Q (June 1988), File No. 2-7909).

10.1.10.2 Fifth and Sixth Amendments to 10.1.10 as amended June 26, 1989 and July 1, 1989, respectively (Exhibit 1 to the CEL Form 10-Q (September 1989), File No. 2-7909).
                                    PAGE 40

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

10.1.11 Power Contract between Connecticut Yankee Atomic Power Company and CEL dated July 1, 1964 (Exhibit 13-K1 to the CES Form S-1, (April
           1967) File No. 2-25597).

10.1.11.1 Additional Power Contract to 10.1.11 providing for extension on the contract term dated April 30, 1984 (Exhibit 5 to the CEL Form 10-Q (June 1984), File No. 2-7909).

10.1.11.2 Second Supplementary Power Contract to 10.1.11 providing for decommissioning financing dated April 30, 1984 (Exhibit 6 to the CEL Form 10-Q (June 1984), File No. 2-7909).

10.1.12 Power Contract between CEL and Vermont Yankee Nuclear Power Corporation dated February 1, 1968 (Exhibit 3 to the CEL 1984 Form 10-K, File No. 2-7909).

10.1.12.1 First Amendment (Section 7) and Second Amendment (decommissioning financing) to 10.1.12 as amended June 1, 1972 and April 15, 1983, respectively (Exhibits 1 and 2, respectively, to the CEL Form 10-Q (June 1984), File No. 2-7909).

10.1.12.2 Third and Fourth Amendments to 10.1.12 as amended April 1, 1985 and June 1, 1985, respectively (Exhibit 1 and 2 to the CEL Form 10-Q (June 1986) File No. 2-7909).

10.1.12.3 Fifth and Sixth Amendments to 10.1.12 both as amended May 6, 1988 (Exhibit 1 to the CEL Form 10-Q (June 1988), File No. 2-7909).

10.1.12.4 Seventh Amendment to 10.1.12 as amended June 15, 1989 (Exhibit 2 to the CEL Form 10-Q (September 1989), File No. 2-7909).

10.1.12.5* Additional Power Contract between CEL and Vermont Yankee Nuclear
           Power Corporation providing for decommissioning financing and contract extension dated February 1, 1984 (Refiled herewith as Exhibit 1).

10.1.13 Power Contract between Maine Yankee Atomic Power Company and CEL dated May 20, 1968 (Exhibit 5 to the System's Form S-7, File No. 2-38372).

10.1.13.1 First Amendment (decommissioning financing) and Second Amendment (supplementary payments) to 10.1.13 as amended March 1, 1984 and January 1, 1984, respectively (Exhibits 3 and 4 to the CEL Form 10-Q (June 1984), File No. 2-7909).

10.1.13.2 Third Amendment to 10.1.13 as amended October 1, 1984 (Exhibit 1 to the CEL Form 10-Q (September 1984), File No. 2-7909).

10.1.14 Participation Agreement between Maine Electric Power Company and CEL and/or NBGEL for the construction of a 345 KV transmission line between Wiscasset, Maine and Mactaquac, New Brunswick, Canada and for the purchase of base and peaking capacity from the New Brunswick Electric Power Commission, dated June 20, 1969 (Exhibit 13 to the CES Form 10-K for 1984, File No. 1-7316).
                                    PAGE 41

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

10.1.14.1 Supplement Amending 10.1.14, as amended June 24, 1970 (Exhibit 8 to the CES Form S-7, Amendment No. 1, File No. 2-38372).

10.1.15 Service Agreement for Non-Firm Transmission Service between Boston Edison Company and CEL dated July 5, 1984 (Exhibit 4 to the CEL 1984 Form 10-K, File No. 2-7909).

10.1.16 Power Exchange Agreement by and between Boston Edison Company and CEL dated December 1, 1984 (Exhibit 5 to the CEL 1984 Form 10-K, File No. 2-7909).

10.1.17 Agreement, dated September 1, 1985, With Respect To Amendment of Agreement With Respect To Use Of Quebec Interconnection, dated December 1, 1981, among certain NEPOOL utilities to include Phase II facilities in the definition of "Project" (Exhibit 1 to the CEC Form 10-Q (September 1985), File No. 2-30057).

10.1.17.1 Amendatory Agreement No. 3 to 10.1.17, as amended June 1, 1990 (Exhibit 1 to the CEC Form 10-Q (September 1990), File No. 2-30057).

10.1.18 Preliminary Quebec Interconnection Support Agreement - Phase II among certain New England electric utilities, dated June 1,1984 (Exhibit 6 to the CE Form 10-Q (June 1984), File No. 2-7749).

10.1.18.1 First, Second and Third Amendments to 10.1.18 as amended March 1, 1985, January 1, 1986 and March 1, 1987, respectively (Exhibit 1 to the CEC Form 10-Q (March 1987), File No. 2-30057).

10.1.18.2 Fourth and Eighth Amendments to 10.1.18 as amended July 1, 1987 and August 1, 1988, respectively (Exhibit 3 to the CEC Form 10-Q (September 1988), File No. 2-30057).

10.1.18.3 Fifth, Sixth and Seventh Amendments to 10.1.18 as amended October 15, 1987, December 15, 1987 and March 1, 1988, respectively (Exhibit 1 to the CEC Form 10-Q (June 1988), File No. 2-30057).

10.1.18.4 Ninth and Tenth Amendments to 10.1.18 as amended November 1, 1988 and January 15, 1989, respectively (Exhibit 2 to the CEC Form 10-K for 1988, File No. 2-30057).

10.1.18.5 Eleventh Amendment to 10.1.18 as amended November 1, 1989 (Exhibit 4 to the CEC Form 10-K for 1989, File No. 2-30057).

10.1.18.6 Twelfth Amendment to 10.1.18 as amended April 1, 1990 (Exhibit 1 to the CEC Form 10-Q (June 1990), File No. 2-30057).

10.1.19 Agreement to Preliminary Quebec Interconnection Support Agreement - Phase II among Public Service Company of New Hampshire (PSNH), New England Power Co., Boston Edison Co. and CEC whereby PSNH assigns a portion of its interests under the original Agreement to the other three parties, dated October 1, 1987 (Exhibit 2 to the CEC 1987 Form 10-K, File No. 2-30057).
                                    PAGE 42

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

10.1.20 Phase II Equity Funding Agreement for New England Hydro-Transmission Electric Company, Inc. (New England Hydro
           (Massachusetts) between New England Hydro and certain NEPOOL utilities, dated June 1, 1985 (Exhibit 2 to the CEC Form 10-Q (September 1985), File No. 2-30057).

10.1.21 Phase II Equity Funding Agreement for New England Hydro-Transmission Corporation (New Hampshire Hydro) between New Hampshire Hydro and certain NEPOOL utilities, dated June 1, 1985 (Exhibit 3 to the CEC Form 10-Q (September 1985), File No. 2-30057).

10.1.21.1 Amendment No. 1 to 10.1.21 as amended May 1, 1986 (Exhibit 6 to the CEC Form 10-Q (March 1987), File No. 2-30057).

10.1.21.2 Amendment No. 2 to 10.1.21 as amended September 1, 1987 (Exhibit 3 to the CEC Form 10-Q (September 1987), File No. 2-30057).

10.1.22 Phase II Massachusetts Transmission Facilities Support Agreement dated June 1, 1985, refiled as a single agreement incorporating Amendments 1 through 7 dated May 1, 1986 through January 1, 1989, respectively, between New England Hydro-Transmission Electric Company, Inc. (New England Hydro) and certain NEPOOL utilities (Exhibit 2 the CEC Form 10-Q (September 1990), File No. 2-30057).

10.1.23 Phase II New Hampshire Transmission Facilities Support Agreement dated June 1, 1985, refiled as a single agreement incorporating Amendments 1 through 8 dated May 1, 1986 through January 1, 1990, respectively, between New England Hydro-Transmission Corporation (New Hampshire Hydro) and certain NEPOOL utilities (Exhibit 3 to the CEC Form 10-Q (September 1990), File No. 2-30057).

10.1.24 Phase II New England Power AC Facilities Support Agreement between New England Power and certain NEPOOL utilities, dated June 1, 1985 (Exhibit 6 to the CEC Form 10-Q (September 1985), File No. 2-30057).

10.1.24.1 Amendments Nos. 1 and 2 to 10.1.24 as amended May 1, 1986 and February 1, 1987, respectively (Exhibit 5 to the CEC Form 10-Q (March 1987), File No. 2-30057).

10.1.24.2 Amendments Nos. 3 and 4 to 10.1.24 as amended June 1, 1987 and September 1, 1987, respectively (Exhibit 5 to the CEC Form 10-Q (September 1987), File No. 2-30057).

10.1.25 Phase II Boston Edison AC Facilities Support Agreement between Boston Edison Company and certain NEPOOL utilities, dated June 1, 1985 (Exhibit 7 to the CEC Form 10-Q (September 1985), File No. 2-30057).

10.1.25.1 Amendments Nos. 1 and 2 to 10.1.25 as amended May 1, 1986 and February 1, 1987, respectively (Exhibit 2 to the CEC Form 10-Q (March 1987), File No. 2-30057).
                                    PAGE 43

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

10.1.25.2 Amendments Nos. 3 and 4 to 10.1.25 as amended June 1, 1987 and September 1, 1987, respectively (Exhibit 4 to the CEC Form 10-Q (September 1987), File No. 2-30057).

10.1.26 Agreement Authorizing Execution of Phase II Firm Energy Contract among certain NEPOOL utilities in regard to participation in the purchase of power from Hydro Quebec, dated September 1, 1985 (Exhibit 8 to the CEC Form 10-Q (September 1985), File No. 2-30057).

10.1.27 System Power Sales Agreement by and between Connecticut Light and Power (CL&P), Western Massachusetts Electric Company (Northeast Utilities companies), as sellers, and CEL, as buyer, of power in excess of firm power customer requirements from the electric systems of the Northeast Utilities companies, dated June 1, 1984, as effective October 25, 1985 (Exhibit 1 to the CEL 1985 Form 10-K, File No. 2-7909).

10.1.28 Power Sale Agreement dated November 1, 1988 by and between CEC (buyer) and CL&P (seller), whereby buyer will purchase generating capacity totaling 250 MW from various seller's units ("Slice of System") for the term of November 1, 1989 to October 31, 1994 (Exhibit 3 to the CEC Form 10-K for 1988, File No. 2-30057).

10.1.29 Power Sale Agreement by and between Altresco Pittsfield, L. P. and the Company for entitlement to the electric capacity and related energy to be produced by a cogeneration facility located in Pittsfield, Massachusetts, dated February 20, 1992 (Exhibit 1 to the CEL Form 10-Q (September 1993), File No. 2-7909).

10.1.29.1 System Exchange Agreement by and among Altresco Pittsfield, L.P., the Company, Commonwealth Electric Company (CE) and New England Power Company, dated July 2, 1993 (Exhibit 3 to the CE Form 10-Q (September 1993), File No. 2-7749).

10.2       Other Agreements.

10.2.1 Pension Plan for Employees of Commonwealth Energy System and Subsidiary Companies as amended and restated January 1, 1993 (Exhibit 1 to the System's Form 10-Q (September 1993), File No. 1-
           7316).

10.2.2 Employees Savings Plan of Commonwealth Energy System and Subsidiary Companies as amended and restated January 1, 1993 (Exhibit 2 to the System's Form 10-Q (September 1993), File No. 1-7316).


10.2.3 New England Power Pool (NEPOOL) Agreement dated September 1, 1971 as amended through August 1, 1977 between NEGEA Service Corporation, as agent for CEL, CEC, NBGEL and various other electric utilities operating in New England, together with amendments dated August 15, 1978, January 31, 1979 and February 1, 1980 (Exhibit 5(c)13 to the CES Form S-16 (April 1980), File No. 2-64731).
                                    PAGE 44

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

10.2.3.1 Thirteenth Amendment to 10.2.3 dated September 1, 1981 (Exhibit 3 to the CES 1991 Form 10-K, File No. 1-7316).

10.2.3.2 Fourteenth through Twentieth Amendments to 10.2.3 as amended December 1, 1981, June 1, 1982, June 15, 1983, October 1, 1983,
           August 1, 1985, August 15, 1985 and September 1, 1985, respectively (Exhibit 4 to the CES Form 10-Q (September 1985), File No. 1-7316).

10.2.3.3 Twenty-first Amendment to 10.2.3 as amended to January 1, 1986 (Exhibit 1 to the CES Form 10-Q (March 1986), File No. 1-7316).

10.2.3.4 Twenty-second Amendment to 10.2.3 as amended to January 1, 1986 (Exhibit 1 to the CES Form 10-Q (September 1986), File No. 1-7316).

10.2.3.5 Twenty-third Amendment to 10.2.3 as amended April 30, 1987 (Exhibit 1 to the CES Form 10-Q (June 1987), File No. 1-7316).

10.2.3.6 Twenty-fourth Amendment to 10.2.3 as amended March 1, 1988 (Exhibit 1 to the CES 1987 Form 10-K, File No. 1-7316).

10.2.3.7 Twenty-fifth Amendment to 10.2.3 as amended May 1, 1988 (Exhibit 1 to the CES Form 10-Q (March 1988), File No. 1-7316).

10.2.3.8 Twenty-sixth Amendment to 10.2.3 as amended March 15, 1989 (Exhibit 1 to the CES Form 10-Q (March 1989), File No. 1-7316).

10.2.3.9 Twenty-seventh Amendment to 10.2.3 as amended October 1, 1990 (Exhibit 3 to the CES 1990 Form 10-K, File No. 1-7316).

10.2.4 Guarantee Agreement by CEL (as guarantor) and MYA Fuel Company (as initial lender) covering the unconditional guarantee of a portion of the payment obligations of Maine Yankee Atomic Power Company under a loan agreement and note initially between Maine Yankee and MYA Fuel Company (Exhibit 3 to the CEL 1985 Form 10-K, File No. 2-
           7909).

(b) Reports on Form 8-K

           No reports on Form 8-K were filed during the three months ended December 31, 1993.
                                    PAGE 45

                                                                           SCHEDULE III

                                      CAMBRIDGE ELECTRIC LIGHT COMPANY
                        INVESTMENTS IN, EQUITY IN EARNINGS OF, AND DIVIDENDS RECEIVED
                                            FROM RELATED PARTIES
                                    FOR THE YEAR ENDED DECEMBER 31, 1993
                                           (Dollars in Thousands)
                                                                   1993
                                 Balance                                     Balance
                               December 31,         Equity                 December 31,
Name of Issuer and                 1992               in       Dividends       1993
Description of Investment     Shares  Amount       Earnings    Received       Amount
Common Stock
Connecticut Yankee
 Atomic Power Company         15 750  $4 518       $  563      $  591         $4 490
Maine Yankee Atomic
 Power Company                20 000   2 759          328         311          2 776
Vermont Yankee Nuclear
 Power Corporation             9 801   1 336          178         197          1 317
Yankee Atomic Electric
 Company                       3 068     476           -           -             476
   Total                              $9 089       $1 069      $1 099         $9 059

Other Investments
Massachusetts Business
 Development Corporation         500       5                                       5
   Total                              $    5                                  $    5

Under terms of the capital funds agreements and power contracts, no stock may be sold or transferred except to another stockholder and, as such, no market exists for these securities.

See Note 4(d) of the Notes to Financial Statements included in Item 8 of this report for a discussion of the permanent closing of the nuclear plant owned by Yankee Atomic Electric Company.

                                                                           SCHEDULE III

                                      CAMBRIDGE ELECTRIC LIGHT COMPANY
                        INVESTMENTS IN, EQUITY IN EARNINGS OF, AND DIVIDENDS RECEIVED
                                            FROM RELATED PARTIES
                                    FOR THE YEAR ENDED DECEMBER 31, 1992
                                           (Dollars in Thousands)
                                                                   1992
                                 Balance                                     Balance
                               December 31,         Equity                 December 31,
Name of Issuer and                 1991               in       Dividends       1992
Description of Investment     Shares  Amount       Earnings    Received       Amount
Common Stock
Connecticut Yankee
 Atomic Power Company         15 750  $4 600       $  721      $  803         $4 518
Maine Yankee Atomic
 Power Company                20 000   2 758          336         335          2 759
Vermont Yankee Nuclear
 Power Corporation             9 801   1 325          208         197          1 336
Yankee Atomic Electric
 Company                       3 068     420           56          -             476
   Total                              $9 103       $1 321      $1 335         $9 089

Other Investments
Massachusetts Business
 Development Corporation         500       5                                       5
   Total                              $    5                                  $    5

Under terms of the capital funds agreements and power contracts, no stock may be sold or transferred except to another stockholder and, as such, no market exists for these securities.

See Note 4(d) of the Notes to Financial Statements included in Item 8 of this report for a discussion of the permanent closing of the nuclear plant owned by Yankee Atomic Electric Company.

                                                                                    SCHEDULE III
                                      CAMBRIDGE ELECTRIC LIGHT COMPANY
                        INVESTMENTS IN, EQUITY IN EARNINGS OF, AND DIVIDENDS RECEIVED
                                            FROM RELATED PARTIES
                                    FOR THE YEAR ENDED DECEMBER 31, 1991
                                           (Dollars in Thousands)
                                                                            1991
                                 Balance                                                   Balance
                               December 31,         Equity                               December 31,
Name of Issuer and                 1990               in       Dividends                     1991
Description of Investment     Shares  Amount       Earnings    Received    Redemption       Amount
Common Stock
Connecticut Yankee
 Atomic Power Company         15 750  $4 455       $  775      $  630        $  -           $4 600
Maine Yankee Atomic
 Power Company                20 000   2 735          362         339           -            2 758
Vermont Yankee Nuclear
 Power Corporation            10 001   1 345          232         232           20           1 325
Yankee Atomic Electric
 Company                       3 068     416           61          57           -              420
   Total                              $8 951       $1 430      $1 258        $  20          $9 103

Other Investments
Connecticut Yankee
 Atomic Power Company
   Series B Debentures            -   $  684                                 $ 684          $   -
Massachusetts Business
 Development Corporation         500       5                                    -                5
   Total                              $  689                                 $ 684          $    5

In 1991, Vermont Yankee repurchased 2% of its common stock at $150 per share.  The Company's original cost was $100 per share resulting in a gain of $10,000 for this transaction.  As of December 31, 1991, the
Company held 9,801 shares in Vermont Yankee.

Under terms of the capital funds agreements and power contracts, no stock may be sold or transferred except to another stockholder and, as such, no market exists for these securities.

See Note 4(d) of the Notes to Financial Statements included in Item 8 of this report for a discussion of the permanent closing of the nuclear plant owned by Yankee Atomic Electric Company.

                                                                                                SCHEDULE V

                                      CAMBRIDGE ELECTRIC LIGHT COMPANY
                                      PROPERTY, PLANT AND EQUIPMENT (A)
                                    FOR THE YEAR ENDED DECEMBER 31, 1993


                                       Balance                      Retirements                    Balance
                                      Beginning   Additions         Charged to                     End of
Classification                         of Year     at Cost      Reserve      Other    Transfers     Year
                                                                   (Dollars in Thousands)
ELECTRIC
  Intangible plant                    $    233     $    -       $   -        $ -         $ -     $    233
  Land and rights of way                   732           3          -          -           -          735
  Structures and leasehold
     improvements                       12 909         130           2         -           -       13 037
  Production equipment                  22 995         174          44         -           -       23 125
  Transmission equipment                17 796          -           -          -           -       17 796
  Distribution equipment                81 624       3 031         733         -           -       83 922
  General equipment, vehicles
     and other                             933          40           7         -           -          966
     Total plant in service            137 222       3 378         786         -           -      139 814
  Construction work in progress             96         917          -          -           -        1 013
     Total electric                    137 318       4 295         786         -           -      140 827

OTHER
  Miscellaneous Physical Property        5 568         (16)         42         -           -        5 510

     Total Property, Plant
        and Equipment                 $142 886     $ 4 279      $  828       $ -         $ -     $146 337


(A) Refer to Note 1 of Notes to Financial Statements for depreciation method and rates.

                                                                                                SCHEDULE V

                                      CAMBRIDGE ELECTRIC LIGHT COMPANY
                                      PROPERTY, PLANT AND EQUIPMENT (A)
                                    FOR THE YEAR ENDED DECEMBER 31, 1992


                                       Balance                      Retirements                    Balance
                                      Beginning   Additions         Charged to                     End of
Classification                         of Year     at Cost      Reserve      Other    Transfers     Year
                                                                   (Dollars in Thousands)
ELECTRIC
  Intangible plant                    $    233     $    -       $   -        $ -         $ -     $    233
  Land and rights of way                   732         (35)         -         (35)         -          732
  Structures and leasehold
     improvements                       12 913          (3)          1         -           -       12 909
  Production equipment                  22 402         734         165         -           24      22 995
  Transmission equipment                17 796          -           -          -           -       17 796
  Distribution equipment                78 986       3 439         777         -          (24)     81 624
  General equipment, vehicles
     and other                             910          28           5         -           -          933
     Total plant in service            133 972       4 163         948        (35)         -      137 222
  Construction work in progress            744        (648)        -           -           -           96
     Total electric                    134 716       3 515         948        (35)         -      137 318

OTHER
  Miscellaneous Physical Property        5 470         192          94         -           -        5 568

     Total Property, Plant
        and Equipment                 $140 186     $ 3 707      $1 042       $(35)       $ -     $142 886


(A) Refer to Note 1 of Notes to Financial Statements for depreciation method and rates.

                                                                                                 SCHEDULE V

                                      CAMBRIDGE ELECTRIC LIGHT COMPANY
                                      PROPERTY, PLANT AND EQUIPMENT (A)
                                    FOR THE YEAR ENDED DECEMBER 31, 1991


                                                   Balance               Retirements               Balance
                                                  Beginning   Additions  Charged to                End of
Classification                                     of Year     at Cost     Reserve    Transfers     Year
                                                                   (Dollars in Thousands)
ELECTRIC
  Intangible plant                                $    210     $    23     $   -         $ -     $    233
  Land and rights of way                               732          -          -           -          732
  Structures and leasehold improvements             12 798         118          3          -       12 913
  Production equipment                              22 180         261         66          27      22 402
  Transmission equipment                            17 779          17         -           -       17 796
  Distribution equipment                            75 267       4 903      1 157         (27)     78 986
  General equipment, vehicles, and other               841          77          8          -          910
     Total plant in service                        129 807       5 399      1 234          -      133 972
  Construction work in progress                      1 492        (748)       -            -          744
     Total electric                                131 299       4 651      1 234          -      134 716

OTHER
  Miscellaneous Physical Property                    5 410          78         18          -        5 470

     Total Property, Plant and Equipment          $136 709     $ 4 729     $1 252        $ -     $140 186


(A) Refer to Note 1 of Notes to Financial Statements for depreciation method and rates.

                                                                                                 SCHEDULE VI

                                      CAMBRIDGE ELECTRIC LIGHT COMPANY
                          ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
                            FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                           (Dollars in Thousands)

                                            Provision
                                            Clearing
                 Balance at               Accounts and  Amortization of                             Balance
                Beginning of  Charged to     Other        Leasehold               Removal           at End
Classification      Year      Operations     Income     Improvements Retirements   Cost    Salvage  of Year


                                              YEAR ENDED DECEMBER 31, 1993

Electric           $45 586     $3 795         $ -          $ 47         $  786    $  861    $116     $47 897
Other                4 410         -            -            -              42       -       117       4 485
 Total Accumulated
   Depreciation    $49 996     $3 795         $ -          $ 47         $  828    $  861    $233     $52 382


                                              YEAR ENDED DECEMBER 31, 1992

Electric           $43 576     $3 601         $ -          $ 47         $  948    $  794    $104     $45 586
Other                4 439         -           309           -              94       244      -        4 410
 Total Accumulated
   Depreciation    $48 015     $3 601         $309         $ 47         $1 042    $1 038    $104     $49 996


                                              YEAR ENDED DECEMBER 31, 1991
Electric           $41 761     $3 490         $ -           $47         $1 234      $628    $140     $43 576
Other                4 177        -            299           -              18        19      -        4 439
 Total Accumulated
   Depreciation    $45 938     $3 490         $299          $47         $1 252      $647    $140     $48 015

                                                         SCHEDULE VIII

                       CAMBRIDGE ELECTRIC LIGHT COMPANY
                       VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                            (Dollars in Thousands)





                                        Additions
                       Balance   Provision               Deductions   Balance
                      Beginning  Charged to               Accounts    at End
   Description         of Year   Operations  Recoveries  Written-off  of Year


                                     Year Ended December 31, 1993

Allowance for
  Doubtful Accounts      $453       $257        $280         $499       $491


                                     Year Ended December 31, 1992

Allowance for
  Doubtful Accounts      $309       $801        $  1         $658       $453


                                     Year Ended December 31, 1991

Allowance for
 Doubtful Accounts       $287       $449        $104         $531       $309


SCHEDULE IX
                       CAMBRIDGE ELECTRIC LIGHT COMPANY
                           SHORT-TERM BORROWINGS (a)
             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                            (Dollars in Thousands)

                                       Maximum
                          Weighted     Month-End    Average      Weighted
Category of               Average      Amount       Amount       Average
Aggregate      Balance    Interest     Outstanding  Outstanding  Interest
Short-Term     at End     Rate at End  During       During the   Rate During
Borrowings     of Period  of Period    the Period   Period(b)    the Period(c)

December 31, 1993
Notes Payable
  to Banks       $2 000      3.1%        $ 5 375      $ 1 850        3.3%

Notes Payable
  to System      $  -         -          $ 1 050      $    81        6.0%

COM/Energy
  Money Pool     $1 305      3.2         $ 2 855      $   737        3.2%

December 31, 1992
Notes Payable
  to Banks       $1 500      3.5%        $21 600      $ 6 396        4.0%

Notes Payable
  to System      $  -         -          $   705      $   546        6.3%

COM/Energy
  Money Pool     $  -         -          $ 1 205      $   592        3.7%

December 31, 1991
Notes Payable
  to Banks       $11 700     5.8%        $15 625      $12 067        6.3%

Notes Payable
  to System      $   655     6.5%        $   655      $   495        8.3%

COM/Energy
  Money Pool     $   885     4.6%        $ 1 285      $   907        5.8%


(a) Refer to Note 3 of Notes to Financial Statements filed under Item 8 of this report for the general terms of each category of short-term borrowings.

(b) The average amount outstanding during the period is determined by averaging the level of month-end principal balances outstanding for the prior thirteen-month period ending December 31.

(c) The weighted average interest rate during the period is determined by averaging the interest rates in effect on all loans transacted for the twelve-month period ended December 31.
                                    PAGE 54

                       CAMBRIDGE ELECTRIC LIGHT COMPANY
                       FORM 10-K      DECEMBER 31, 1993

                                  SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CAMBRIDGE ELECTRIC LIGHT COMPANY
                                                (Registrant)

                                  By:  WILLIAM G. POIST
                                       William G. Poist,
                                       Chairman of the Board and
                                       Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officers:

WILLIAM G. POIST                                         March 30, 1994
William G. Poist,
Chairman of the Board and
Chief Executive Officer

R. D. WRIGHT                                             March 28, 1994
Russell D. Wright,
President and Chief Operating Officer

Principal Financial Officer:

JAMES D. RAPPOLI                                         March 30, 1994
James D. Rappoli,
Financial Vice President and Treasurer

Principal Accounting Officer:

JOHN A. WHALEN                                           March 28, 1994
John A. Whalen, Comptroller

A majority of the Board of Directors:

WILLIAM G. POIST                                         March 30, 1994
William G. Poist, Director

R. D. WRIGHT                                             March 28, 1994
Russell D. Wright, Director

JAMES D. RAPPOLI                                         March 30, 1994
James D. Rappoli, Director