Form 10-Q
period 1994-03-31
CAMBRIDGE ELECTRIC LIGHT CO
filed 1994-05-13
CIK 16573

PAGE 1

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549-1004

                                   Form 10-Q

(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1994

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


(Former name, address and fiscal year, if changed since last report.)

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

                                               Outstanding at
           Class of Common Stock                 May 1, 1994
        Common Stock, $25 par value            346,600 shares

The Company meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-K as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.
                                    PAGE 2

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


                       CAMBRIDGE ELECTRIC LIGHT COMPANY

                           CONDENSED BALANCE SHEETS

                     MARCH 31, 1994 AND DECEMBER 31, 1993

                                    ASSETS

                                  (Unaudited)



                                                   March 31,    December 31,
                                                     1994           1993
                                                    (Dollars in Thousands)

PROPERTY, PLANT AND EQUIPMENT, at original cost    $145 636        $145 324
  Less - Accumulated depreciation                    53 418          52 382
                                                     92 218          92 942
  Add - Construction work in progress                   756           1 013
                                                     92 974          93 955

INVESTMENTS
  Equity in nuclear electric power companies          9 259           9 059
  Other                                                   5               5
                                                      9 264           9 064

CURRENT ASSETS
  Cash                                                  497           1 624
  Advances to affiliates                                850             -
  Accounts receivable
    Affiliate companies                               1 102           1 036
    Customers                                        10 742          10 178
  Unbilled revenues                                   3 279           3 835
  Prepaid taxes -
    Property                                            800           1 600
    Income                                              -               423
  Inventories and other                               1 990           2 289
                                                     19 260          20 985

DEFERRED CHARGES
  Yankee Atomic purchased power contract              6 633           6 900
  Other                                               4 013           3 084
                                                     10 646           9 984

                                                   $132 144        $133 988
                                    PAGE 3

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

                           CONDENSED BALANCE SHEETS

                     MARCH 31, 1994 AND DECEMBER 31, 1993

                        CAPITALIZATION AND LIABILITIES

                                  (Unaudited)


                                                   March 31,    December 31,
                                                     1994           1993
                                                    (Dollars in Thousands)
CAPITALIZATION
  Common Equity -
    Common stock, $25 par value -
      Authorized and outstanding -
        346,600 shares in 1994 and 1993,
        wholly-owned by Commonwealth
        Energy System (Parent)                     $  8 665        $  8 665
    Amounts paid in excess of par value              27 953          27 953
    Retained earnings                                 7 712           7 056
                                                     44 330          43 674
  Long-term debt, including premiums, less
    current sinking fund requirements                42 189          42 189
                                                     86 519          85 863
CURRENT LIABILITIES
  Interim Financing -
    Notes payable to banks                              -             2 000
    Advances from affiliates                            -             1 305
                                                        -             3 305

  Other Current Liabilities -
    Current sinking fund requirements                   160             160
    Accounts payable
      Affiliate companies                             4 427           4 972
      Other                                           5 661           5 187
    Accrued taxes -
      Local property and other                        1 653           1 611
      Income                                            396              97
    Accrued interest                                  1 300           1 003
    Other                                             2 335           2 776
                                                     15 932          15 806
                                                     15 932          19 111
DEFERRED CREDITS
  Accumulated deferred income taxes                  12 397          12 189
  Unamortized investment tax credits                  2 106           2 130
  Yankee Atomic purchased power contract              6 633           6 900
  Other                                               8 557           7 795
                                                     29 693          29 014
COMMITMENTS AND CONTINGENCIES

                                                   $132 144        $133 988

                            See accompanying notes.
                                    PAGE 4

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

             CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

              FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993

                                  (Unaudited)


                                                      1994            1993
                                                     (Dollars in Thousands)

ELECTRIC OPERATING REVENUES                         $33 221         $27 611

OPERATING EXPENSES
  Fuel, transmission and purchased power             22 182          18 671
  Other operation and maintenance                     5 936           5 917
  Depreciation                                        1 017             990
  Taxes -
    Income                                              825              51
    Local property                                      725             630
    Payroll and other                                   242             267
                                                     30 927          26 526

OPERATING INCOME                                      2 294           1 085

OTHER INCOME                                            330             219

INCOME BEFORE INTEREST CHARGES                        2 624           1 304

INTEREST CHARGES
  Long-term debt                                        949             950
  Other interest charges                                113              25
  Allowance for borrowed funds
    used during construction                              8              (1)
                                                      1 070             974

NET INCOME                                            1 554             330

RETAINED EARNINGS - Beginning of period               7 056           6 156

  Dividends on common stock                            (898)            -

RETAINED EARNINGS - End of period                   $ 7 712         $ 6 486











                            See accompanying notes.
                                    PAGE 5

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

                      CONDENSED STATEMENTS OF CASH FLOWS

              FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993

                                  (Unaudited)


                                                       1994        1993
                                                    (Dollars in Thousands)


OPERATING ACTIVITIES
  Net income                                        $  1 554     $   330
  Effects of non-cash items -
    Depreciation and amortization                      1 091       1 002
    Deferred income taxes and investment tax
      credits, net                                       150         123
    Earnings from corporate joint ventures              (262)       (276)
  Change in working capital, exclusive of cash,
    advances to affiliates and interim financing       1 574         830
  All other operating items                              237      (2 043)
Net cash provided by (used for)
  operating activities                                 4 344         (34)

INVESTING ACTIVITIES
  Additions to property, plant and equipment
    (exclusive of AFUDC)                                (488)       (290)
  Allowance for borrowed funds used during
    construction                                           8          (1)
  Dividends from corporate joint ventures                 62          84
  Advances to affiliates                                (850)        -
Net cash used for investing activities                (1 268)       (207)

FINANCING ACTIVITIES
  Payment of dividends                                  (898)        -
  Proceeds from (payment of)
    short-term borrowings                             (2 000)        325
  Payments to affiliates                              (1 305)        -
Net cash provided by (used for)
  financing activities                                (4 203)        325

Net increase (decrease) in cash                       (1 127)         84
Cash at beginning of period                            1 624           2
Cash at end of period                               $    497    $     86

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (received) during the period for
  Interest, net of capitalized amounts              $    639    $    639
  Income taxes                                      $    (67)   $   (432)




                            See accompanying notes.
                                    PAGE 6

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

(1)   Accounting Policies

      Cambridge Electric Light Company (the Company) is a wholly-owned subsidiary of Commonwealth Energy System. The parent company is referred to in this report as the "System" and together with its subsidiaries is collectively referred to as "the system."

      The Company's significant accounting policies are described in Note 1 of Notes to Financial Statements included in its 1993 Annual Report on
  Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows these same basic accounting policies but considers each interim period as an integral part of an annual period and makes allocations of certain expenses to interim periods based upon estimates of such expenses for the year.

      The Company has established various regulatory assets in cases where the Massachusetts Department of Public Utilities (DPU) and/or the Federal Energy Regulatory Commission have permitted, or are expected to permit, recovery of specific costs over time. At March 31, 1994, principal regulatory assets, included in deferred charges, were $6.6 million for unrecovered plant and decommissioning costs for the Yankee Atomic nuclear plant and $1.6 million for postretirement benefit costs including pensions. The principal regula-tory liability, reflected in deferred credits, was $3.9 million related to income taxes.

      Generally, expenses which relate to more than one interim period are allocated to other periods to more appropriately match revenues and expens-es. Income tax expense is recorded using the statutory rates in effect applied to book income subject to tax recorded in the interim period.

      The unaudited financial statements for the periods ended March 31, 1994 and 1993 reflect, in the opinion of the Company, all adjustments (consisting of only normal recurring accruals) necessary to summarize fairly the results for such periods. In addition, certain prior period amounts are reclassi-fied from time to time to conform with the presentation used in the current period's financial statements.

      The results for interim periods are not necessarily indicative of results for the entire year because of seasonal variations in the consump-tion of energy.

(2)   Commitments and Contingencies

      (a) Construction Program

      The Company is engaged in a continuous construction program presently estimated at $33.1 million for the five-year period 1994 through 1998. Of that amount, $10.3 million is estimated for 1994. As of March 31, 1994 the Company's actual construction expenditures amounted to $480,000, including an allowance for funds used during construction. The Company expects to finance these expenditures on an interim basis with internally generated funds and short-term borrowings which are ultimately expected to be repaid with the proceeds from sales of long-term debt and equity securities.
                                    PAGE 7

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

      The program is subject to periodic review and revision because of factors such as changes in business conditions, rates of customer growth, effects of inflation, maintenance of reliable and safe service, equipment delivery schedules, licensing delays, availability and cost of capital and environmental regulations.

      (b) Decommissioning of Nuclear Power Plants

      The Company has equity ownership interests in four nuclear generating facilities in New England and is obligated to pay its proportionate share of the capacity and energy costs associated with these units, which include depreciation, operations and maintenance, a return on invested capital and the estimated cost of decommissioning the nuclear plants at the end of their estimated service lives. Pertinent information with respect to projected decommissioning costs, in 1993 dollars, resulting from life-of-the-unit contracts from these units is as follows:

                                       Connecticut  Maine   Vermont   Yankee
                                          Yankee    Yankee  Yankee    Atomic*
                                              (dollars in millions)

    Equity ownership                       4.50%     4.00%    2.50%    2.00%
    Plant entitlement                      4.50%     3.59%    2.25%    2.00%
    Plant capability (MW)                  560.0     870.0    496.0      -
    Company entitlement (MW)                25.2      31.2     11.2      -
    Contract expiration date                1998      2008     2012      -
    Decommissioning cost estimate (100%)  $325.0    $316.6   $253.0   $331.7
    Company's decommissioning cost        $ 14.6    $ 11.4   $  5.7   $  6.6

      * On February 26, 1992, the Board of Directors of Yankee Atomic Elec-tric Company agreed to permanently discontinue power operation of its plant and decommission the facility. The Company's estimated decom-missioning costs include their unrecovered share of all costs associ-ated with the shutdown of the facility, recovery of its plant invest-ment, and decommissioning and closing the plant. This amount is reflected in the accompanying Balance Sheets as a liability and a corresponding regulatory asset.
                                    PAGE 8

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

Item 2.  Management's Discussion and Analysis of Results of Operations

    The following is a discussion of certain significant factors which have affected operating revenues, expenses and net income during the periods included in the accompanying condensed statements of income. This discussion should be read in conjunction with the Notes to Condensed Financial Statements appearing elsewhere in this report.

    A summary of the period to period changes in the principal items included in the condensed statements of income for the three months ended March 31, 1994 and 1993 is shown below:

                                                 Three Months Ended
                                                      March 31,
                                                    1994 and 1993
                                                 Increase (Decrease)
                                               (Dollars in Thousands)

Electric Operating Revenues                      $5 610       20.3%

Operating Expenses -
 Fuel, transmission and purchased power           3 511       18.8
 Other operation and maintenance                     19        0.3
 Depreciation                                        27        2.7
 Taxes -
   Federal and state income                         774    1 517.6
   Local property and other                          70        7.8
                                                  4 401       16.6

Operating Income                                  1 209      111.4

Other Income                                        111       50.7

Income Before Interest Charges                    1 320      101.2

Interest Charges                                     96        9.9

Net Income                                       $1 224      370.9

Retail Unit Sales MWH Increase                       53        -


      The following is a summary of unit sales for the periods indicated:

                                             Unit Sales (MWH)
          Three Months Ended         Total      Retail     Wholesale

          March 31, 1994            453 550     331 753     121 797
          March 31, 1993            394 705     331 700      63 005
                                    PAGE 9

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

    Operating Revenues

    Operating revenues increased approximately $5.6 million or 20.3% in the first three months of 1994 due to primarily to a $3.5 million increase in fuel, transmission and purchased power costs. Also contributing to the increase were new base rates that became effective June 1, 1993.

    The Company has received approval from the DPU to recover in revenues current costs associated with C&LM programs through the operation of a Conservation Charge decimal on a dollar-for-dollar basis. To the extent that these expenses increase or decrease from period to period based on customer participation, a corresponding change will occur in revenues.

    Retail unit sales increased slightly during the current three-month period compared to the same period in 1993. The increase was due primarily to an increase in residential and commercial sales reflecting more extreme weather conditions offset, in part, by a decrease in sales to municipal and industrial customers. The increase in wholesale sales reflects the changing capacity needs of non-affiliated utilities and the New England Power Pool. Fluctua-tions in the level of wholesale sales have little, if any, impact on earnings.

    Fuel, Transmission and Purchased Power

    The cost of fuel, transmission and purchased power averaged 4.9 cents per KWH in the current quarter compared to 4.7 cents per KWH for the same period last year. The average cost during the period primarily reflects the higher cost of fuel oil at affiliate Canal Electric Company, a major source of power for the Company. The cost of oil at Canal averaged 2.7 cents per KWH and 2.3 cents per KWH for the three-month periods ended March 31, 1994 and 1993, respectively.

    The cost of electricity purchased for resale for the three-month period ended March 31, 1994 reflects a $1 million overcollection, due to the recovery mechanism established by the DPU, of capacity-related costs associated with certain purchased power contracts. For the same period in 1993, approximately $170,000 of these costs were not recovered in revenues. The impact of this recovery mechanism affected net income by $633,000 and ($112,000), respective-ly, for the quarterly periods ended March 31, 1994 and 1993 and was a signifi-cant factor in the overall improvement in net income in the current period. (Refer to the "Power Contracts" section to follow in this discussion.)

    Other Operating Expenses

    Other operation and maintenance expense was virtually unchanged in the current three-month period reflecting increased other operation expense ($109,000) offset, in part, by a $90,000 decrease in maintenance expense. The slight increase in other operation was due to higher insurance and benefit costs ($114,000), a higher level of C&LM costs ($61,000) offset, in part, by lower affiliated services company charges ($114,000) that reflect the impact of a second quarter work force reduction and a decrease in the provision for bad debts ($35,000) due to improved payment experience. In addition, other operation expense for the current period includes a $110,000 reserve recorded for the Company's anticipated share of site clean-up costs associated with certain hazardous waste sites. (Refer to the "Environmental" section to follow in this discussion.)
                                    PAGE 10

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

    Depreciation and Taxes

    Depreciation expense increased due to a higher level of depreciable property, plant and equipment. Federal and state income taxes increased due to a greater level of pretax income and, to a lesser extent, an increase in the federal tax rate to 35%. The increase in local property and other taxes was due to higher tax rates, offset, in part, by lower assessments in the City of Cambridge.

    Other Income and Interest Charges

    Other income increased by approximately $111,000 in the first quarter of 1994 compared to 1993 due primarily to interest income ($79,000) recorded in the current period related to a Massachusetts sales tax abatement and a higher level of income from non-utility operations primarily reflecting the absence in 1994 of a loss recorded in January 1993 ($33,000) in connection with the Company's equity investment in Yankee Atomic Electric Company.

    The increase in interest charges in the current three-month period of 1994 compared to 1993 primarily reflects the interest to be refunded to the Company's customers in connection with the aforementioned sales tax abatement.

    Power Contracts

    The Company has long-term contracts for the purchase of electricity from various sources. Generally, these contracts are for fixed periods and require that the Company pay a demand charge for its capacity entitlement in each unit and an energy charge to cover the cost of fuel. The Company collects a portion of its capacity-related purchased power costs associated with certain long-term power arrangements through its base rates. The recovery mechanism for these costs uses a per KWH factor which is calculated using historical (test-period) capacity costs and unit sales. This factor is then applied to current monthly KWH sales. When current period capacity costs and/or unit sales vary from test-period levels, the Company experiences a revenue excess or shortfall. All other capacity and energy-related purchased power costs are recovered through the Company's Fuel Charge.

    Power Agreement Cancelled

    On May 2, 1994, the Company and its affiliate Commonwealth Electric Company (Commonwealth Electric) gave notice of termination of power purchase agreements with Eastern Energy Corp. (Eastern), the developer of a proposed 300 MW coal-fired plant in New Bedford, Massachusetts. In June 1989, in order to meet rising energy requirements, the Company and Commonwealth Electric agreed to buy 27% (33 MW and 50 MW, respectively) of the power to be produced by the proposed plant, originally scheduled to begin operation in January 1992. That date and later revised scheduled operating dates have not been achieved, and the proposed plant has still not received the necessary permits. Efforts to reshape the Eastern power purchase agreements to provide a satis-factory arrangement were unsuccessful. The companies' actions are based on Eastern's failure to meet its contractual obligations. The Company and Commonwealth Electric are unable to predict whether or not Eastern will contest their termination of these agreements.
                                    PAGE 11

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

    Environmental Matters

    The Company is subject to laws and regulations administered by federal, state and local authorities relating to the quality of the environment. These laws and regulations affect, among other things, the siting and operation of generating facilities, and will continue to impact future operations, capital costs and construction schedules. Air emission regulations require the use of more costly lower-sulphur content fuels (0.5% maximum in the case of the Company's facilities, which are located in a populated urban area) in electric generating facilities. The amendments to the federal Clean Air Act enacted in 1990 will impose restrictions on air emissions, and have a particular impact on the cost of electric generating operations. Regulations enacted by the state of Massachusetts will require a reduction in sulphur dioxide emission rates effective December 31, 1994. A plan to meet this target date was developed and submitted to the state in compliance with applicable regula-tions. These regulations may also result in an increase in the cost of power purchased from others. The Company recovers its cost of fuel and purchased power through its Fuel Charge or base rates.

    The Company has been named a potentially responsible party for a site used to dispose of PCB-contaminated transformers. In addition, the Company has been sued regarding the clean-up of a former waste oil burning and recycling center. The Company denies liability and is disputing this claim. A reserve for the estimated cost of site clean-up in the amount of $110,000 was recorded in Other Operation expense in the first quarter of 1994.
                                    PAGE 12

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is not a party to any pending material legal proceeding.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits

         None.

   (b)   Reports on Form 8-K

         No reports on Form 8-K were filed during the three months ended March 31, 1994.
                                    PAGE 13

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

                                  SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          CAMBRIDGE ELECTRIC LIGHT COMPANY
                                                    (Registrant)


                                          Principal Financial Officer:



                                          JAMES D. RAPPOLI
                                          James D. Rappoli,
                                          Financial Vice President
                                            and Treasurer


                                          Principal Accounting Officer:



                                          JOHN A. WHALEN
                                          John A. Whalen,
                                          Comptroller


Date:   May 13, 1994