Form 10-Q
period 1994-06-30
CAMBRIDGE ELECTRIC LIGHT CO
filed 1994-08-12
CIK 16573

PAGE 1

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549-1004

                                   Form 10-Q

(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1994

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

                                               Outstanding at
           Class of Common Stock                August 1, 1994
        Common Stock, $25 par value            346,600 shares

The Company meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-K as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.
                                    PAGE 2

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


                       CAMBRIDGE ELECTRIC LIGHT COMPANY

                           CONDENSED BALANCE SHEETS

                      JUNE 30, 1994 AND DECEMBER 31, 1993

                                    ASSETS

                                  (Unaudited)



                                                   June 30,     December 31,
                                                     1994           1993
                                                    (Dollars in Thousands)

PROPERTY, PLANT AND EQUIPMENT, at original cost    $146 040        $145 324
  Less - Accumulated depreciation                    54 315          52 382
                                                     91 725          92 942
  Add - Construction work in progress                 1 124           1 013
                                                     92 849          93 955

INVESTMENTS
  Equity in nuclear electric power companies          9 276           9 059
  Other                                                   5               5
                                                      9 281           9 064

CURRENT ASSETS
  Cash                                                  410           1 624
  Accounts receivable
    Affiliate companies                                 584           1 036
    Customers                                        10 724          10 178
  Unbilled revenues                                   3 635           3 835
  Prepaid taxes -
    Property                                            -             1 600
    Income                                              -               423
  Inventories and other                               1 672           2 289
                                                     17 025          20 985

DEFERRED CHARGES
  Yankee Atomic purchased power contract              6 140           6 900
  Other                                               5 880           3 084
                                                     12 020           9 984

                                                   $131 175        $133 988
                                    PAGE 3

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

                           CONDENSED BALANCE SHEETS

                      JUNE 30, 1994 AND DECEMBER 31, 1993

                        CAPITALIZATION AND LIABILITIES

                                  (Unaudited)


                                                   June 30,     December 31,
                                                     1994           1993
                                                    (Dollars in Thousands)
CAPITALIZATION
  Common Equity -
    Common stock, $25 par value -
      Authorized and outstanding -
        346,600 shares in 1994 and 1993,
        wholly-owned by Commonwealth
        Energy System (Parent)                     $  8 665        $  8 665
    Amounts paid in excess of par value              27 953          27 953
    Retained earnings                                 8 061           7 056
                                                     44 679          43 674
  Long-term debt, including premiums, less
    current sinking fund requirements                42 027          42 189
                                                     86 706          85 863
CURRENT LIABILITIES
  Interim Financing -
    Notes payable to banks                              -             2 000
    Advances from affiliates                          2 345           1 305
                                                      2 345           3 305

  Other Current Liabilities -
    Current sinking fund requirements                   160             160
    Accounts payable
      Affiliate companies                             4 685           4 972
      Other                                           4 976           5 187
    Accrued taxes -
      Local property and other                           26           1 611
      Income                                            200              97
    Accrued interest                                    991           1 003
    Other                                             1 939           2 776
                                                     12 977          15 806
                                                     15 322          19 111
DEFERRED CREDITS
  Accumulated deferred income taxes                  12 607          12 189
  Unamortized investment tax credits                  2 082           2 130
  Yankee Atomic purchased power contract              6 140           6 900
  Other                                               8 318           7 795
                                                     29 147          29 014
COMMITMENTS AND CONTINGENCIES

                                                   $131 175        $133 988


                            See accompanying notes.
                                    PAGE 4

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

             CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1994 AND 1993

                                  (Unaudited)



                                    Three Months Ended     Six Months Ended
                                      1994      1993        1994      1993
                                             (Dollars in Thousands)

ELECTRIC OPERATING REVENUES          $31 659   $30 273     $64 880   $57 884

OPERATING EXPENSES
  Fuel, transmission and
    purchased power                   20 452    19 804      42 634    38 475
  Other operation and maintenance      6 163     7 311      12 099    13 228
  Depreciation                         1 017       990       2 034     1 980
  Taxes -
    Income                               756        24       1 581        75
    Local property                       713       617       1 438     1 247
    Payroll and other                    183       222         425       489
                                      29 284    28 968      60 211    55 494

OPERATING INCOME                       2 375     1 305       4 669     2 390

OTHER INCOME                              45        13         375       232

INCOME BEFORE INTEREST CHARGES         2 420     1 318       5 044     2 622

INTEREST CHARGES
  Long-term debt                         948       949       1 897     1 899
  Other interest charges                  62        46         175        71
  Allowance for borrowed funds
    used during construction             (13)       (1)         (5)       (2)
                                         997       994       2 067     1 968

NET INCOME                             1 423       324       2 977       654

RETAINED EARNINGS -
  Beginning of period                  7 712     6 486       7 056     6 156
  Dividends on common stock           (1 074)     (329)     (1 972)     (329)

RETAINED EARNINGS -
  End of period                      $ 8 061   $ 6 481     $ 8 061   $ 6 481








                            See accompanying notes.
                                    PAGE 5

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

                      CONDENSED STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND 1993

                                  (Unaudited)



                                                        1994         1993
                                                      (Dollars in Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                           $ 2 977     $   654
  Effects of non-cash items -
    Depreciation and amortization                        2 177       2 003
    Deferred income taxes and investment tax
      credits, net                                         941         585
    Equity earnings from corporate
      joint ventures                                      (577)       (519)
  Dividends from corporate joint ventures                  360         393
  Change in working capital, exclusive of cash and
    interim financing                                      (83)     (2 623)
  All other operating items                             (2 603)     (2 423)
Net cash provided by (used for)
  operating activities                                   3 192      (1 930)

CASH FLOWS FOR INVESTING ACTIVITIES
  Additions to property, plant and equipment
    (exclusive of AFUDC)                                (1 307)     (1 181)
  Allowance for borrowed funds used during
    construction                                            (5)         (2)
Net cash used for investing activities                  (1 312)     (1 183)

CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of dividends                                  (1 972)       (329)
  Proceeds from (payment of) short-term borrowings      (2 000)      3 875
  Advances from affiliates                               1 040         770
  Sinking funds payments                                  (162)       (162)
Net cash provided by (used for)
  financing activities                                  (3 094)      4 154

Net increase (decrease) in cash                         (1 214)      1 041
Cash at beginning of period                              1 624           2
Cash at end of period                                  $   410     $ 1 043


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid (received) during the period for:
    Interest (net of capitalized amounts)              $ 1 893     $ 1 931
    Income taxes                                       $   716     $  (215)




                            See accompanying notes.
                                    PAGE 6

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

(1) Accounting Policies

    Cambridge Electric Light Company (the Company) is a wholly-owned subsid-iary of Commonwealth Energy System. The parent company is referred to in this report as the "System" and together with its subsidiaries is collec-tively referred to as "the system."

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

    The Company has established various regulatory assets in cases where the Massachusetts Department of Public Utilities (DPU) and/or the Federal Energy Regulatory Commission have permitted, or are expected to permit, recovery of specific costs over time. Similarly, certain regulatory liabilities estab-lished by the Company are expected to be refunded to customers over time.
  As of June 30, 1994, principal regulatory assets included in deferred charges were $6.1 million for unrecovered plant and decommissioning costs for the Yankee Atomic nuclear plant and $1.9 million for postretirement benefit costs including pensions. The principal regulatory liability, reflected in deferred credits, was $3.9 million related to income taxes.

    Generally, expenses which relate to more than one interim period are allocated to other periods to more appropriately match revenues and expenses. Income tax expense is recorded using the statutory rates in effect applied to book income subject to tax recorded in the interim period.

    The unaudited financial statements for the periods ended June 30, 1994 and 1993 reflect, in the opinion of the Company, all adjustments (consisting of only normal recurring accruals) necessary to summarize fairly the results for such periods. In addition, certain prior period amounts are reclassi-fied from time to time to conform with the presentation used in the current period's financial statements.

    The results for interim periods are not necessarily indicative of results for the entire year because of seasonal variations in the consumption of energy.

(2) Commitments and Contingencies

    (a) Construction Program

    The Company is engaged in a continuous construction program presently estimated at $33.1 million for the five-year period 1994 through 1998. Of that amount, $10.3 million is estimated for 1994. As of June 30, 1994 the Company's actual construction expenditures amounted to $1.3 million, including an allowance for funds used during construction. The majority of 1994 construction expenditures are anticipated to be incurred during the
                                    PAGE 7

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

  second half of 1994. The Company expects to finance these expenditures on an interim basis with internally generated funds and short-term borrowings which are ultimately expected to be repaid with the proceeds from sales of long-term debt and equity securities. The program is subject to periodic review and revision because of factors such as changes in business condi-tions, rates of customer growth, effects of inflation, maintenance of reliable and safe service, equipment delivery schedules, licensing delays, availability and cost of capital and environmental regulations.

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

                                       Connecticut  Maine   Vermont   Yankee
                                          Yankee    Yankee  Yankee    Atomic*
                                              (dollars in millions)

    Equity ownership                       4.50%     4.00%    2.50%    2.00%
    Plant entitlement                      4.50%     3.59%    2.25%    2.00%
    Plant capability (MW)                  560.0     870.0    496.0      -
    Company entitlement (MW)                25.2      31.2     11.2      -
    Contract expiration date                1998      2008     2012      -
    Decommissioning cost estimate (100%)  $325.0    $316.6   $253.0   $307.0
    Company's decommissioning cost        $ 14.6    $ 11.4   $  5.7   $  6.1

      * On February 26, 1992, the Board of Directors of Yankee Atomic Elec-tric Company agreed to permanently discontinue power operation of its plant and decommission the facility. The Company's estimated decom-missioning costs include its unrecovered share of all costs associ-ated with the shutdown of the facility, recovery of its plant invest-ment, and decommissioning and closing the plant. This amount is reflected in the accompanying Balance Sheets as a liability and a corresponding regulatory asset.
                                    PAGE 8

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

      A summary of the period to period changes in the principal items included in the condensed statements of income for the three and six months ended June 30, 1994 and 1993 is shown below:

                                      Three Months            Six Months
                                     Ended June 30,          Ended June 30,
                                     1994 and 1993           1994 and 1993
                                              Increase (Decrease)
                                            (Dollars in Thousands)

Electric Operating Revenues         $1 386      4.6%        $6 996     12.1%

Operating Expenses -
  Fuel, transmission and
    purchased power                    648      3.3          4 159     10.8
  Other operation and maintenance   (1 148)   (15.7)        (1 129)    (8.5)
  Depreciation                          27      2.7             54      2.7
  Taxes -
    Local property and other            57      6.8            127      7.3
    Federal and state income           732   3050.0          1 506   2008.0
                                       316      1.1          4 717      8.5

Operating Income                     1 070     82.0          2 279     95.4

Other Income                            32    246.2            143     61.6

Income Before Interest Charges       1 102     83.6          2 422     92.4

Interest Charges                         3      0.3             99      5.0

Net Income                          $1 099    339.2         $2 323    355.2

Retail Unit Sales MWH Decrease      (6 255)    (1.9)        (6 202)    (0.9)


      The following is a summary of unit sales for the periods indicated:

                                     Unit Sales (MWH)
                         Three Months                    Six Months
Period Ended      Total   Retail   Wholesale     Total   Retail   Wholesale

June 30, 1994    392 941  318 026    74 915     846 491  649 779   196 712
June 30, 1993    373 344  324 281    49 063     768 049  655 981   112 068
                                    PAGE 9

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

    Operating Revenues

    Operating revenues increased by $1.4 million, or 4.6%, and $7 million, or 12.1%, respectively, due primarily to new base rates that became effective June 1, 1993, higher total unit sales and an increase in fuel, transmission and purchased power costs compared to the same periods in 1993.

    In addition, operating revenues for the current three and six-month periods include an overcollection of $437,000 and $1.5 million, respectively, of capacity-related costs associated with certain purchased power contracts. For the same periods in 1993, approximately $479,000 and $649,000 of these costs were not recovered in revenues due to the recovery mechanism established by the DPU. The impact of this recovery mechanism on net income was $266,000 and $899,000 in the current three and six-month periods compared to a net loss of $282,000 and $394,000 for the same periods in 1993. The improved recovery of these capacity-related costs is due to the aforementioned new base rates. (Refer to the "Power Contracts" section to follow in this discussion.)

    During the current periods retail unit sales decreased slightly compared to the same periods in 1993 due primarily to lower sales to a large municipal customer and more moderate weather during the second quarter of 1994 offset, in part, by higher sales to residential and commercial customers during the first quarter of 1994 because of more extreme weather conditions. The increase in wholesale sales reflects a higher level of sales to the New England Power Pool due to changes in the Company's capacity needs. Fluctua-tions in the level of wholesale sales have little, if any, impact on earnings.

    The Company received approval from the DPU to recover in revenues current costs associated with conservation and load management (C&LM) programs through the operation of a Conservation Charge decimal on a dollar-for-dollar basis. To the extent that these expenses increase or decrease from period to period based on customer participation, a corresponding change will occur in reve-nues. Current three and six-month C&LM costs were $284,000 and $631,000, respectively, compared to $1.2 and $1.5 million for the same periods in 1993.

    Electricity Purchased For Resale, Transmission and Fuel

    Fuel, transmission and purchased power costs increased by $648,000 and $4.1 million for the current three and six-month periods compared to the same periods in 1993. These increases primarily reflect a greater demand for power as reflected by the higher level of sales during the first quarter of 1994 due to more extreme weather conditions. The cost of fuel, transmission and purchased power averaged 5.2 cents per KWH for the current quarter compared to
5.3 cents per KWH for the same period in 1993 and was unchanged for the current six-month period compared to the same period in 1993. The average cost of fuel, transmission and purchased power costs during the period primarily reflects the lower cost of fuel oil at affiliate Canal Electric Company's generating station, a major source of power for the Company, offset, in part, by power purchased from a higher-cost must-run non-utility generator. Average oil prices per barrel at Canal for the six-month periods ended June 30, 1994 and 1993 were $13.88 and 14.34.
                                    PAGE 10

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

    Other Operation and Maintenance

    Other operation and maintenance expense declined approximately $1.1 million in the current quarter reflecting a decrease in other operation expense ($1.3 million) offset, in part, by an increase in maintenance expense ($150,000). The decrease in other operation expense was due primarily to a lower level of current and amortized C&LM costs ($871,000), lower affiliated services company charges ($233,000) that reflect the impact of a second quarter 1993 work force reduction and a decrease in the provision for bad debts ($113,000) due to improved payment experience.

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

    Other Income and Interest Charges

    Other income increased by approximately $32,000 and $143,000 during the current quarter and first six months of 1994, respectively, due primarily to interest income ($79,000) recorded in the first quarter related to a Massachu-setts sales tax abatement and the absence in 1994 of a loss recorded in January 1993 ($33,000) in connection with the Company's equity investment in Yankee Atomic Electric Company.

    The increase in interest charges ($99,000) in the current six-month period primarily reflects the interest to be refunded to the Company's customers in connection with the aforementioned sales tax abatement ($79,000) and interest on income tax deficiencies ($17,000). Interest charges for the current three-month period were virtually unchanged compared to the same period in 1993.

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

    Power Agreement Cancelled

    On May 2, 1994, the Company and its affiliate Commonwealth Electric Company (Commonwealth Electric) gave notice of termination of power purchase agreements with Eastern Energy Corp. (Eastern), the developer of a proposed
                                    PAGE 11

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

300 MW coal-fired plant in New Bedford, Massachusetts. In June 1989, in order to meet rising energy requirements, the Company and Commonwealth Electric agreed to buy 27% (33 MW and 50 MW, respectively) of the power to be produced by the proposed plant, originally scheduled to begin operation in January 1992. That date and later revised scheduled operating dates have not been achieved, and the proposed plant has still not received the necessary permits. Efforts to reshape the Eastern power purchase agreements to provide a satis-factory arrangement were unsuccessful. The companies' actions are based on Eastern's failure to meet its contractual obligations. In a letter dated June 30, 1994, Eastern provided to Commonwealth Electric and the Company written notice of arbitration and its designation of an arbitrator pursuant to the 1989 agreements. The Company and Commonwealth Electric by letter dated July 29, 1994 provided to Eastern notice of the companies' designation of an arbitrator and on July 30, 1994 filed an action in the Middlesex Superior Court (the Court) which seeks to have the issues which are to be the subject of the arbitration decided by the Court.

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

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits

         None.

   (b)   Reports on Form 8-K

         No reports on Form 8-K were filed during the three months ended June 30, 1994.
                                    PAGE 13

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


Date:   August 12, 1994