Form 10-Q
period 1994-09-30
CAMBRIDGE ELECTRIC LIGHT CO
filed 1994-11-14
CIK 16573

<PAGE 1>


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549-1004

                                   Form 10-Q

(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1994

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

                                               Outstanding at
           Class of Common Stock               November 1, 1994
        Common Stock, $25 par value            346,600 shares

The Company meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-K as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.
<PAGE 2>

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


                       CAMBRIDGE ELECTRIC LIGHT COMPANY

                           CONDENSED BALANCE SHEETS

                   SEPTEMBER 30, 1994 AND DECEMBER 31, 1993

                                    ASSETS

                                  (Unaudited)



                                                 September 30,  December 31,
                                                     1994           1993
                                                    (Dollars in Thousands)

PROPERTY, PLANT AND EQUIPMENT, at original cost    $146 634        $145 324
  Less - Accumulated depreciation                    55 087          52 382
                                                     91 547          92 942
  Add - Construction work in progress                 1 918           1 013
                                                     93 465          93 955

INVESTMENTS
  Equity in nuclear electric power companies          9 366           9 059
  Other                                                   5               5
                                                      9 371           9 064

CURRENT ASSETS
  Cash                                                  540           1 624
  Advances to affiliates                                125             -
  Accounts receivable
    Affiliates                                          601           1 036
    Customers                                         9 863          10 178
  Unbilled revenues                                   4 110           3 835
  Prepaid taxes -
    Property                                          2 640           1 600
    Income                                              -               423
  Inventories and other                               1 910           2 289
                                                     19 789          20 985

DEFERRED CHARGES
  Yankee Atomic purchased power contract              5 872           6 900
  Other                                               6 151           3 084
                                                     12 023           9 984

                                                   $134 648        $133 988
<PAGE 3>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

                           CONDENSED BALANCE SHEETS

                   SEPTEMBER 30, 1994 AND DECEMBER 31, 1993

                        CAPITALIZATION AND LIABILITIES

                                  (Unaudited)


                                                 September 30,  December 31,
                                                     1994           1993
                                                    (Dollars in Thousands)
CAPITALIZATION
  Common Equity -
    Common stock, $25 par value -
      Authorized and outstanding -
        346,600 shares wholly-owned by
        Commonwealth Energy System (Parent)        $  8 665        $  8 665
    Amounts paid in excess of par value              27 953          27 953
    Retained earnings                                10 013           7 056
                                                     46 631          43 674
  Long-term debt, including premiums, less
    current sinking fund requirements                42 027          42 189
                                                     88 658          85 863
CURRENT LIABILITIES
  Interim Financing -
    Notes payable to banks                              -             2 000
    Advances from affiliates                            -             1 305
                                                        -             3 305

  Other Current Liabilities -
    Current sinking fund requirements                   160             160
    Accounts payable
      Affiliates                                      4 310           4 972
      Other                                           4 382           5 187
    Accrued taxes -
      Local property and other                        3 535           1 611
      Income                                            840              97
    Accrued interest                                  1 301           1 003
    Other                                             2 135           2 776
                                                     16 663          15 806
                                                     16 663          19 111
DEFERRED CREDITS
  Accumulated deferred income taxes                  12 818          12 189
  Unamortized investment tax credits                  2 058           2 130
  Yankee Atomic purchased power contract              5 872           6 900
  Other                                               8 579           7 795
                                                     29 327          29 014
COMMITMENTS AND CONTINGENCIES

                                                   $134 648        $133 988



                            See accompanying notes.
<PAGE 4>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

             CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993

                                  (Unaudited)



                                    Three Months Ended     Nine Months Ended
                                      1994      1993        1994      1993
                                             (Dollars in Thousands)

ELECTRIC OPERATING REVENUES          $34 658   $35 865     $99 538   $93 749

OPERATING EXPENSES
  Electricity purchased for
    resale, transmission and fuel     21 604    24 379      64 238    62 854
  Other operation and maintenance      6 038     6 220      18 137    19 448
  Depreciation                         1 017       990       3 051     2 970
  Taxes -
    Income                             1 526       834       3 107       909
    Local property                       799       688       2 237     1 935
    Payroll and other                    184       184         609       673
                                      31 168    33 295      91 379    88 789

OPERATING INCOME                       3 490     2 570       8 159     4 960

OTHER INCOME                             120        57         495       289

INCOME BEFORE INTEREST CHARGES         3 610     2 627       8 654     5 249

INTEREST CHARGES
  Long-term debt                         945       949       2 842     2 848
  Other interest charges                  37        63         212       134
  Allowance for borrowed funds
    used during construction             (18)       (3)        (23)       (5)
                                         964     1 009       3 031     2 977

NET INCOME                             2 646     1 618       5 623     2 272

RETAINED EARNINGS -
  Beginning of period                  8 061     6 481       7 056     6 156
  Dividends on common stock             (694)     (312)     (2 666)     (641)

RETAINED EARNINGS -
  End of period                      $10 013   $ 7 787     $10 013   $ 7 787








                            See accompanying notes.
<PAGE 5>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

                      CONDENSED STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993

                                  (Unaudited)



                                                        1994         1993
                                                      (Dollars in Thousands)

OPERATING ACTIVITIES
  Net income                                           $ 5 623     $ 2 272
  Effects of non-cash items -
    Depreciation and amortization                        3 270       3 005
    Deferred income taxes and investment tax
      credits, net                                       1 137         636
    Equity earnings from corporate
      joint ventures                                      (894)       (761)
  Dividends from corporate joint ventures                  587         704
  Change in working capital, exclusive of cash and
    interim financing                                    1 094       2 151
  All other operating items                             (3 174)     (2 392)
Net cash provided by operating activities                7 643       5 615

INVESTING ACTIVITIES
  Additions to property, plant and equipment
    (exclusive of AFUDC)                                (2 446)     (2 319)
  Allowance for borrowed funds used during
    construction                                           (23)         (5)
  Advances to affiliates                                  (125)       (615)
Net cash used for investing activities                  (2 594)     (2 939)

FINANCING ACTIVITIES
  Payment of dividends                                  (2 666)       (641)
  Payment of short-term borrowings                      (2 000)     (1 500)
  Payment to affiliates                                 (1 305)         -
  Sinking funds payments                                  (162)       (162)
Net cash used for financing activities                  (6 133)     (2 303)

Net increase (decrease) in cash                         (1 084)        373
Cash at beginning of period                              1 624           2
Cash at end of period                                  $   540     $   375


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid (received) during the period for:
    Interest (net of capitalized amounts)              $ 2 507     $ 2 590
    Income taxes                                       $ 1 430     $  (204)




                            See accompanying notes.
<PAGE 6>

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

    The Company has established various regulatory assets in cases where the Massachusetts Department of Public Utilities (DPU) and/or the Federal Energy Regulatory Commission have permitted, or are expected to permit, recovery of specific costs over time. Similarly, certain regulatory liabilities estab-lished by the Company are required to be refunded to customers over time.
  As of September 30, 1994, principal regulatory assets included in deferred charges were $5.9 million for unrecovered plant and decommissioning costs for the Yankee Atomic nuclear plant and $2.1 million for postretirement benefit costs including pensions. The principal regulatory liability, reflected in deferred credits, was $3.9 million related to income taxes.

    Generally, expenses which relate to more than one interim period are allocated to other periods to more appropriately match revenues and expenses. Income tax expense is recorded using the statutory rates in effect applied to book income subject to tax recorded in the interim period.

    The unaudited financial statements for the periods ended September 30, 1994 and 1993 reflect, in the opinion of the Company, all adjustments (consisting of only normal recurring accruals) necessary to summarize fairly the results for such periods. In addition, certain prior period amounts are reclassified from time to time to conform with the presentation used in the current period's financial statements.

    The results for interim periods are not necessarily indicative of results for the entire year because of seasonal variations in the consumption of energy.

(2) Commitments and Contingencies

    (a) Construction and Financing Programs

    The Company is engaged in a continuous construction program presently estimated at $33.1 million for the five-year period 1994 through 1998. Of that amount, $10.3 million is estimated for 1994. As of September 30, 1994 the Company's actual construction expenditures amounted to $2.5 million, including an allowance for funds used during construction. The majority of 1994 construction expenditures are anticipated to be incurred during the fourth quarter of 1994. The Company expects to finance these expenditures
<PAGE 7>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

  on an interim basis with internally generated funds and short-term borrow-ings which are ultimately expected to be repaid with the proceeds from sales of long-term debt and equity securities. The program is subject to periodic review and revision because of factors such as changes in business condi-tions, rates of customer growth, effects of inflation, maintenance of reliable and safe service, equipment delivery schedules, licensing delays, availability and cost of capital and environmental regulations.

    (b) Decommissioning of Nuclear Power Plants

    The Company has equity ownership interests in four nuclear generating facilities in New England and is obligated to pay its proportionate share of the capacity and energy costs associated with these units, which include depreciation, operations and maintenance, a return on invested capital and the estimated cost of decommissioning the nuclear plants at the end of their estimated service lives. Pertinent information with respect to projected decommissioning costs, in 1994 dollars, resulting from life-of-the-unit contracts from those units still operating is as follows:

                                          Connecticut   Maine     Vermont
                                             Yankee     Yankee    Yankee
                                               (Dollars in Millions)

   Equity ownership (%)                        4.50       4.00       2.50
   Plant entitlement (%)                       4.50       3.59       2.25
   Plant capability (MW)                      560.0      870.0      496.0
   Company entitlement (MW)                    25.2       31.2       11.2
   Contract expiration date                    1998       2008       2012
   Decommissioning cost estimate (100%) ($)   356.5      338.2      325.3
   Company's decommissioning cost ($)          16.0       12.1        7.3
   Market value of assets (100%) ($)          145.5       74.3      111.1
   Company's market value of assets ($)         6.5        2.7        2.5

    In February 1992, the Board of Directors of Yankee Atomic Electric Company (Yankee Atomic) agreed to permanently discontinue power operation and decommission the Yankee Nuclear Power Station (the plant). At September 30, 1994, the Company's 2% investment in the plant is approximately $506,000. The estimated decommissioning costs include its unrecovered share of all costs associated with the shutdown of the plant, recovery of its plant investment, and decommissioning and closing the plant. The amount currently reflected in the accompanying Balance Sheets as a liability and a corre-sponding regulatory asset is $5.9 million. The market value of the Com-pany's share of assets in the plant's decommissioning fund at September 30, 1994 is approximately $2.1 million.

    On October 26, 1994, Yankee Atomic filed with the Nuclear Regulatory Commission a revised estimate to decommission the plant of $370 million (in 1994 dollars). The total cost to permanently shut down the plant is approximately $438.6 million. The Company's share of this liability is approximately $8.8 million. The Company is reviewing Yankee Atomic's filing and adjustments to the liability and regulatory asset accounts will be made as appropriate during the fourth quarter of 1994.
<PAGE 8>

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

  A summary of the period to period changes in the principal items included in the condensed statements of income for the three and nine months ended September 30, 1994 and 1993 is shown below:

                                     Three Months            Nine Months
                                  Ended September 30,     Ended September 30,
                                     1994 and 1993           1994 and 1993
                                              Increase (Decrease)
                                            (Dollars in Thousands)

Electric Operating Revenues         $(1 207)    (3.4)%      $5 789      6.2%

Operating Expenses
  Electricity purchased for
    resale, transmission and fuel    (2 775)   (11.4)        1 384      2.2
  Other operation and maintenance      (182)    (2.9)       (1 311)    (6.7)
  Depreciation                           27      2.7            81      2.7
  Taxes -
    Federal and state income            692     83.0         2 198    241.8
    Local property and other            111     12.7           238      9.1
                                     (2 127)    (6.4)        2 590      2.9

Operating Income                        920     35.8         3 199     64.5

Other Income                             63    110.5           206     71.3

Income Before Interest Charges          983     37.4         3 405     64.9

Interest Charges                        (45)    (4.5)           54      1.8

Net Income                          $ 1 028     63.5        $3 351    147.5

Retail Unit Sales MWH
  Increase (Decrease)                   769       .2        (5 433)     (.5)


      The following is a summary of unit sales for the periods indicated:

                                         Unit Sales (MWH)
                           Three Months                    Nine Months
Period Ended        Total    Retail   Wholesale   Total     Retail   Wholesale

September 30, 1994  409 495  357 598    51 897   1 255 986  1 007 377  248 609
September 30, 1993  432 759  356 829    75 930   1 200 808  1 012 810  187 998
<PAGE 9>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

    Operating Revenues

    Operating revenues increased by $5.8 million, or 6.2%, during the first nine months of 1994 due primarily to new base rates that became effective June 1, 1993, higher unit sales and an increase in electricity purchased for resale, transmission and fuel costs offset, in part, by a lower level of conservation and load management (C&LM) costs ($1.1 million). Despite slightly higher retail unit sales, operating revenues decreased $1.2 million, or 3.4%, during the current three-month period due to lower unit sales to wholesale customers, a decline in electricity purchased for resale, transmis-sion and fuel costs and a lower level of C&LM charges ($200,000). For the current three and nine-month periods, operating revenues also include an over-collection of $1.1 and $2.6 million, respectively, of capacity-related costs associated with certain purchased power contracts. For the same periods in 1993, approximately $805,000 and $1.5 million of these costs were not recov-ered in revenues due to the recovery mechanism established by the Massachu-setts Department of Public Utilities (DPU). The impact of this recovery mechanism on net income was $700,000 and $1.6 million in the current three and nine-month periods compared to net losses of $490,000 and $884,000 for the same periods in 1993. The improved recovery of these capacity-related costs in the current period was due to the previously mentioned new base rates. (Refer to the "Power Contracts" section to follow.)

    The Company received approval from the DPU to recover in revenues current costs associated with C&LM programs through the operation of a Conservation Charge decimal on a dollar-for-dollar basis. To the extent that these expenses increase or decrease from period to period based on customer partici-pation, a corresponding change will occur in revenues. Current three and nine-month C&LM costs were $500,000 and $1.1 million, respectively, compared to $700,000 and $2.2 million for the same periods in 1993.

    Despite higher retail unit sales to the residential, commercial and industrial sectors during the current three and nine-month periods, reflecting more extreme weather conditions during the winter and summer periods, total unit sales were virtually unchanged for the current three-month period and decreased slightly in the nine-month period due to a decline in sales to a large municipal customer. The fluctuating level of wholesale sales, primarily sales to the New England Power Pool (NEPOOL), reflects changes in the Com-pany's capacity needs and have little, if any, impact on net income.

    Electricity Purchased For Resale, Transmission and Fuel

      Electricity purchased for resale, transmission and fuel costs decreased by $2.8 million in the current quarter due primarily to a decline in purchases from NEPOOL and lower costs from three nuclear generating facilities offset, in part, by power purchased from a higher-cost non-utility generator that came on-line in September 1993. For the first nine months of 1994, electricity purchased for resale, transmission and fuel costs increased by $1.4 million due primarily to the aforementioned power purchased from the non-utility generator offset, in part, by the lower level of purchases from NEPOOL and the decline in costs from the nuclear generating facilities. During the current quarter and first nine months of 1994, electricity purchased for resale, transmission and fuel costs averaged 5.3 cents and 5.1 cents per KWH compared to 5.6 cents and 5.2 cents per KWH for the same periods in 1993.
<PAGE 10>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

    Other Operation and Maintenance

    Other operation and maintenance expense decreased $182,000 and $1.3 million in the current quarter and nine-month periods. The decline for the nine-month period reflects a lower level of current and amortized C&LM costs ($1.1 million), declines in payroll costs ($377,000) and affiliated services company charges ($204,000) that reflect the impact of a second quarter 1993 work force reduction, and a decrease in the provision for bad debts ($99,000) due to improved payment experience offset, in part, by higher insurance and benefit costs ($253,000).

    Depreciation and Taxes

    Depreciation expense increased due to a higher level of depreciable property, plant and equipment. For the nine-month period the increase in federal and state income taxes reflects a greater level of pretax income. The increase for the current quarter is due to a greater level of pretax income and, to a lesser extent, a retroactive adjustment made in the third quarter of 1993 to reflect the increase in the federal tax rate to 35%. Local property and other taxes increased due primarily to higher tax rates, offset, in part, by lower assessments to the Company's property in the City of Cambridge.

    Other Income and Interest Charges

    Other income increased $63,000 and $206,000 for the current quarter and nine-month period due primarily to higher equity earnings from the Company's investment in nuclear generating companies. In addition, other income for the current nine-month period increased due to interest income ($79,000) recorded in the first quarter related to a Massachusetts sales tax abatement and the absence in 1994 of a loss recorded in January 1993 ($33,000) in connection with the Company's equity investment in Yankee Atomic Electric Company.

    The increase in interest charges ($54,000) in the current nine-month period primarily reflects interest to be refunded to the Company's customers in connection with the aforementioned sales tax abatement and higher short-term interest rates offset, in part, by a lower level of short-term borrow-ings. For the current quarter, interest charges decreased $45,000 compared to the same period in 1993 due primarily to lower short-term borrowings offset, in part, by higher short-term interest rates. Interest rates on bank borrow-ings averaged 4.5% and 3.8% for the current three and nine-month periods compared to 3.3% and 3.4% for the same periods in 1993.

    Power Contracts

    The Company has long-term contracts for the purchase of electricity from various sources. Generally, these contracts are for fixed periods and require that the Company pay a demand charge for its capacity entitlement in each unit and an energy charge to cover the cost of fuel. The Company collects a portion of its capacity-related purchased power costs associated with certain long-term power arrangements through its base rates. The recovery mechanism for these costs uses a per KWH factor which is calculated using historical (test-period) capacity costs and unit sales. This factor is then applied to current monthly KWH sales. When current period capacity costs and/or unit sales vary from test-period levels, the Company experiences a revenue excess
<PAGE 11>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

or shortfall. All other capacity and energy-related purchased power costs are recovered through the Company's Fuel Charge.

    Power Contract Negotiations

    On May 2, 1994, the Company and its affiliate Commonwealth Electric Company (Commonwealth Electric) gave notice of termination of power purchase agreements with Eastern Energy Corp. (Eastern), the developer of a proposed 300 MW coal-fired plant in New Bedford, Massachusetts. In June 1989, in order to meet rising energy requirements, the Company and Commonwealth Electric agreed to buy 27% (33 MW and 50 MW, respectively) of the power to be produced by the proposed plant, originally scheduled to begin operation in January 1992. That date and later revised scheduled operating dates have not been achieved, and the proposed plant has still not received the necessary permits. Efforts to reshape the Eastern power purchase agreements to provide a satis-factory arrangement were unsuccessful. The companies' actions are based on Eastern's failure to meet its contractual obligations. In a letter dated June 30, 1994, Eastern objected to the notice of termination and provided to Commonwealth Electric and the Company written notice of arbitration and its designation of an arbitrator pursuant to the 1989 agreements. The companies responded by designating their arbitrator, and the parties are now in the process of selecting a third, neutral arbitrator through the Boston, Massachu-setts office of the American Arbitration Association. An arbitrator decision on the legality of the companies' termination action is expected in 1995.

    Environmental Matters

    The Company is subject to laws and regulations administered by federal, state and local authorities relating to the quality of the environment. These laws and regulations affect, among other things, the siting and operation of generating facilities, and will continue to impact future operations, capital costs and construction schedules. Air emission regulations require the use of more costly lower-sulphur content fuels (0.5% maximum in the case of the Company's facilities, which are located in a populated urban area) in electric generating facilities. The amendments to the federal Clean Air Act enacted in 1990 will impose restrictions on air emissions, and have a particular impact on the cost of electric generating operations. Regulations enacted by the state of Massachusetts will require a reduction in sulphur dioxide emission rates effective December 31, 1994. A plan to meet this target date was developed and submitted to the state in compliance with applicable regula-tions. These regulations may also result in an increase in the cost of power purchased from others. The Company recovers its cost of fuel and purchased power through its Fuel Charge or base rates.
<PAGE 12>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is not a party to any pending material legal proceeding.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits

         Incorporated herein by reference:

         Exhibit 10   Material Contracts.

         10.2         Other Agreements.

         10.2.3.10 Twenty-Eighth Agreement Amending New England Power Pool Agreement dated September 1, 1971, as amended September 15, 1992 (Exhibit 1 to Commonwealth Energy System's Form 10-Q (September 1994), File No. 1-7316).

         10.2.3.11 Twenty-Ninth Agreement Amending New England Power Pool Agreement dated September 1, 1971, as amended May 1, 1993 (Exhibit 2 to Commonwealth Energy System's Form 10-Q (September 1994), File No. 1-7316).

         Filed herewith:

         Exhibit 27 Financial Data Schedule for the nine months ended September 30, 1994 (Filed herewith as Exhibit 1).

   (b)   Reports on Form 8-K

         No reports on Form 8-K were filed during the three months ended September 30, 1994.
<PAGE 13>

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


Date:   November 14, 1994