Form 10-K
CAMBRIDGE ELECTRIC LIGHT CO
filed 1995-03-30
CIK 16573

<PAGE 1>

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549-1004

                                   Form 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

       For the fiscal year ended December 31, 1994

                                      OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

                                Title of Class
                                     None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES [ x ]  NO [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                               Outstanding at
           Class of Common Stock               March 15, 1995
        Common Stock, $25 par value            346,600 shares

The Company meets the conditions set forth in General Instruction J(1)(a) and
(b) of Form 10-K as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.

Documents Incorporated by Reference           Part in Form 10-K
                None                           Not Applicable

List of Exhibits begins on page 37 of this report.

<PAGE 2>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY
                       FORM 10-K      DECEMBER 31, 1994
                               TABLE OF CONTENTS

                                    PART I
                                                                  PAGE

Item  1. Business..............................................    3

            General............................................    3
            Electric Power Supply..............................    4
            New England Power Pool.............................    5
            Energy Mix.........................................    5
            Rates and Regulatory Matters.......................    6
               (a) Retail Rate Proceedings.....................    6
               (b) Wholesale Rate Proceedings..................    6
               (c) Cost Recovery...............................    7
            Competition........................................    8
            Power Contract Arbitration.........................    9
            Environmental Matters..............................    9
            Construction and Financing.........................    9
            Employees..........................................    9
Item  2. Properties............................................    9

Item  3. Legal Proceedings.....................................   10

                                    PART II

Item  5. Market for the Registrant's Common Stock and Related
         Stockholder Matters...................................   11

Item  7. Management's Discussion and Analysis of Results of
         Operations............................................   12

Item  8. Financial Statements and Supplementary Data...........   16

Item  9. Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure...................   16

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports
         on Form 8-K...........................................   37


Signatures......................................................  50

<PAGE 3>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

                                    PART I.

Item 1. Business

    General

    Cambridge Electric Light Company (the Company) is engaged in the production, distribution and sale of electricity at retail to approximately 44,500 customers in the city of Cambridge, Massachusetts. The service territory encompasses a seven square mile area with a population of approximately 96,000. In addition, the Company sells power for resale to the New England Power Pool (NEPOOL) and the Town of Belmont, Massachusetts (Belmont), and sells steam from its electric generating stations at wholesale to an affiliated company for distribution to customers for space heating and other purposes.

    The Company, which was organized on January 28, 1886 pursuant to a special act of the legislature of the Commonwealth of Massachusetts, operates under the jurisdiction of the Massachusetts Department of Public Utilities (DPU), which regulates retail rates, accounting, issuance of securities and other matters. The Company also files its wholesale rates with the Federal Energy Regulatory Commission (FERC). The Company is a wholly-owned subsidiary of Commonwealth Energy System (System), which, together with its subsidiaries, is referred to as "the system."

    By virtue of its charter, which is unlimited in time, the Company distributes electricity without direct competition in kind from any privately or municipally-owned utility. Alternate sources of energy are available to customers within the service territory, but competition from these sources to date has not been a significant factor affecting the Company (refer to the "Competition" discussion to follow in this section).

    One of the Company's largest customers, the Massachusetts Institute of Technology (MIT), has completed construction of a 19 MW natural gas-fired cogeneration facility that is expected to be placed into operation in 1995. MIT anticipates that this facility will meet approximately 94% of its power, heating and cooling requirements. Sales to MIT in 1994 accounted for approximately 9.6% of the Company's total unit sales. In March 1995, the Company filed four rate schedules with the DPU that, in part, seek to recover costs incurred to serve large customers such as MIT. These rates include costs associated with providing standby, maintenance and supplemental service on an ongoing basis as well as a customer transition charge to recover other costs incurred to serve such customers should they discontinue service with the Company while remaining in Cambridge.

    In March 1994, the Company was successful in negotiating a seven-year service agreement with another large customer, Harvard University, whose sales in 1994 accounted for approximately 8.5% of the Company's total unit sales.

    Of the Company's 1994 retail electric unit sales, 11.7% was sold to residential customers, 75.5% to commercial customers, 6.4% to industrial customers and 6.4% to municipal and other customers.

<PAGE 4>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

    Electric Power Supply

    The Company owns generating facilities with a total capacity of 131.4 MW, of which 63.8 MW is used for peaking purposes. The Company relies primarily on purchased power to meet its energy requirements.

    Power purchases for the Company and Commonwealth Electric Company (Common-wealth Electric), the other wholly-owned electric distribution subsidiary of the System, are arranged whereby power is made available to the subsidiaries in accordance with their requirements including purchases from Canal Electric Company (Canal), an affiliated wholesale electric generating company located in Sandwich, Massachusetts, and a major source of purchased power for the Company. Under long-term contracts, system entitlements include one-quarter (140 MW) of the capacity and energy of Canal Unit 1 and one-half (292 MW) of the capacity and energy of Canal Unit 2. The Company's entitlements in these units are 27.9 MW and 58.2 MW, respectively.

    Pursuant to a Capacity Acquisition and Disposition Agreement (CADA), Canal seeks to secure bulk electric power on a single system basis to provide cost savings for the customers of the Company and Commonwealth Electric. Canal acts on behalf of the Company and Commonwealth Electric in the procurement of additional capacity for one or both companies, or, to sell capacity and/or energy from each company's entitlements. The CADA has been accepted for filing as an amendment to Canal's FERC Rate Schedule and is in effect Seabrook 1 and Phases I and II of Hydro-Quebec. Exchange agreements are in place with these utilities whereby, in certain circumstances, it is possible to exchange capacity so that the mix of power improves the pricing for dispatch for both the seller and the purchaser. Power contracts are in place whereby Canal bills or credits the Company and Commonwealth Electric for the costs or revenues associated with these facilities. The Company and Commonwealth Electric, in turn, have billed or are billing these charges (net of revenues from sales) to their customers through rates subject to DPU approval.

    The Company also has equity ownership interests (2 1/2% to 4 1/2%) in three operating nuclear units located in New England with power entitlements totaling 67.6 MW. One of the operating nuclear units, located in Wiscasset, Maine and operated by Maine Yankee Atomic Power Company, has been experiencing degradation of its steam generator tubes, principally in the form of circumferential cracking, which until early 1995 was believed to be limited to a relatively small number of tubes. During a refueling and maintenance outage that began in early February 1995, Maine Yankee, through the use of new inspection methods, detected increased degradation of the tubes well above its expectations. Maine Yankee is currently evaluating alternative courses of action to remedy this situation, most of which could result in significant capital expenditures and an extended outage period. At this time, the Company cannot predict what action will be needed to rectify the situation, the costs to be incurred or the length of the outage. The Board of Directors of Maine Yankee will be meeting in early April 1995 to consider various options. In addition, the Company has entitlements of 19.7 MW and 8.1 MW through Canal's equity ownership in Hydro-Quebec Phase II and joint-ownership in the Seabrook nuclear unit, respectively.

    Additionally, on February 26, 1992, Yankee Atomic Electric Company's Board of Directors decided to permanently cease power operation at a nuclear unit

<PAGE 5>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

located in Rowe, Massachusetts and, in time, decommission the facility. The Company has a 2% interest in this facility. For further information, refer to
Note 4(d) of the Notes to Financial Statements filed under Item 8 of this report.

    The Company expects to provide for future peak load plus reserve require-ments through existing system generation, including purchasing excess capacity from neighboring utilities. These and other bulk electric power purchases are necessary in order to fulfill the system's NEPOOL obligation and for Canal to acquire and deliver electric generating capacity to meet the Company's and Commonwealth Electric's requirements.

    New England Power Pool

    The Company, together with other electric utility companies in the New England area, is a member of NEPOOL, which was formed in 1971 to provide for the joint planning and operation of electric systems throughout New England.

    NEPOOL operates a centralized dispatching facility to ensure reliability of service and to dispatch the most economically available generating units of member companies to fulfill the region's energy requirements. This concept is accomplished through the use of computers to monitor and forecast load requirements.

    The Company and the System's other electric subsidiaries are also members of the Northeast Power Coordinating Council (NPCC), an advisory organization, which includes the major power systems in New England and New York plus the provinces of Ontario and New Brunswick in Canada. The NPCC establishes cri-teria and standards for reliability and serves as a vehicle for coordination in the planning and operation of these systems.

    The reserve requirements used by NEPOOL participants in planning future additions are determined by NEPOOL to meet the reliability criteria recom-mended by the NPCC. The system estimates that, during the next ten years, reserve requirements so determined will be in the range of 23% to 29% of peak load.

    Energy Mix

    The Company's energy mix, including purchased power, was as follows:

                                     1994       1993      1992

        Oil                           31%        43%       58%
        Nuclear                       43         44        38
        Natural gas                   25         12         4
        Hydro                          1          1         -
          Total                      100%       100%      100%

    Oil-fired generation, although reduced from prior year levels, still accounts for a large percentage of the Company's total generation sources.
The Company's energy mix shifted during 1993 from oil to natural gas and other types of generation due to the availability of capacity from an independent power producing facility (Altresco Pittsfield) and, to a lesser extent, an

<PAGE 6>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

effort to reduce its reliance on oil. In addition to power purchases, the Company is actively pursuing sales of certain available capacity to utilities in and outside the New England region.

    In October 1993, the system reached an agreement with Montaup Electric Company (the 50% owner of Canal Unit 2) and Algonquin Gas Transmission Company to build a natural gas pipeline that will serve the Canal Unit 2 generating station, subject to regulatory approvals. Unit 2 will be modified to burn gas in addition to oil. The project will improve air quality on Cape Cod, enable the plant to exceed the stringent 1995 air quality standards established by the Massachusetts Department of Environmental Protection and strengthen the system's bargaining position as it seeks to secure the lowest-cost fuel for its customers. Plant conversion and pipeline construction are expected to be completed in 1996.

    Rates and Regulatory Matters

    (a) Retail Rate Proceedings

    The Company operates under the jurisdiction of the DPU, which requires historical test-year information to support changes in rates.

    On May 28, 1993, the DPU issued an order increasing the Company's retail revenues by approximately $7.2 million or 6.4%. The rates, based on a June 30, 1992 test-year and effective June 1, 1993, provide an overall return of 9.95%, including an equity return of 11% and represented approximately 70% of the amount requested. The new rates reflect the costs associated with postretirement benefits other than pensions which were determined in accordance with Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," adopted by the Company as of January 1, 1993. The DPU authorized full recovery of these costs over a four-year phase-in period with carrying costs on the deferred portion. The new base rates also reflect the roll-in of costs associated with power from the Seabrook nuclear power plant which are billed to the Company by Canal. Previously these costs were recovered through the Company's Fuel Charge (FC) decimal.

    (b) Wholesale Rate Proceedings

    The Company requires FERC approval to increase its wholesale rates to Belmont, a "partial requirements" customer of the Company since 1986. These rates include a fuel adjustment clause that reflects changes in costs of fuels and purchased power used to supply Belmont.

    During March of 1993, the Company and Belmont signed a net requirements power supply agreement, the terms and conditions of which required Belmont to pay all costs except transmission fees, which the Company and Belmont attempted to negotiate. The negotiations were not successful and the Company filed for approval of transmission rates with the FERC on June 29, 1994. The FERC accepted the rates effective January 25, 1995, subject to refund. At the same time, an investigation was opened by the FERC to determine the reasonableness of both the existing and the proposed transmission rates charged to Belmont. The Company filed its case with the FERC on October 25, 1994 and hearings are scheduled to begin during the second quarter of 1995.

<PAGE 7>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

    (c) Cost Recovery

    Rate Schedule - The Company files a FC rate schedule, which provides for the current recovery, from retail customers, of fuel used in electric production, purchased power and transmission costs. This schedule requires the quarterly computation and DPU approval of a FC decimal based on forecasts of fuel, electricity purchased for resale and transmission costs and billed unit sales for each period. To the extent that collections under the rate schedule do not match actual costs for that period, an appropriate adjustment is reflected in the calculation of the decimal for the next calendar quarter.

    Purchased Power - The Company has long-term contracts for the of electricity from various sources. Generally, these contracts are for fixed periods and require that the Company pay a demand charge for its capacity entitlement and an energy charge to cover the cost of fuel. The Company collects a portion of these capacity-related purchased power costs associated with certain long-term power and transmission agreements through base rates as approved by the DPU. The recovery mechanism for these costs uses a per kilowatthour factor that is calculated using historical (test-period) capacity costs and unit sales. This factor is then applied to current monthly KWH sales. When current period capacity costs and/or unit sales vary from test-period levels, the Company experiences a revenue excess or shortfall which can have a significant impact on net income. All other capacity and energy-related purchased power costs are recovered through the Company's FC. The Company and Commonwealth Electric made a filing in late 1992 with the DPU seeking an alternative method of recovery. This request was denied in a letter order issued on October 6, 1993. However, the Company and Commonwealth Electric were encouraged by the DPU's acknowledgement that the issues presented warrant further consideration. The DPU encouraged each company to continue to work with other interested parties, including the Attorney General of Massachusetts, to reach a consensus solution on the issue for future consideration. The Company and Commonwealth Electric have been involved in settlement discussions with interested parties in an effort to resolve this issue in a positive fashion and hopes to reach an agreement in the near future.

    Seabrook Costs - The FERC, in a final order issued on August 4, 1992, approved full recovery of Canal's investment in the Seabrook 1 nuclear power plant. The Company and Commonwealth Electric had been billing, subject to refund, Seabrook 1 charges to their retail customers since August 1, 1990 through FC decimals approved by the DPU. As discussed in the aforementioned retail rate proceeding section, the Company is now recovering its Seabrook 1 costs in base rates.

    The Company and Commonwealth Electric collect, through their respective FC, amounts being billed to them by Canal for costs associated with Seabrook 2 (over a ten-year period ending in 1997) pursuant to a Capacity Acquisition Agreement the terms of which were approved by both FERC and the DPU.

    Conservation and Load Management Programs - The Company has implemented a variety of cost-effective conservation and load management (C&LM) programs for its customers which are designed to reduce future energy use. On June 30, 1993, the DPU issued an order in Phase I of a C&LM cost recovery filing made by the Company and Commonwealth Electric which allows the recovery of "lost

<PAGE 8>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

base revenues" from electric customers. The recovery of lost base revenues is employed by the DPU to encourage effective implementation of C&LM programs.

    The KWH savings that are realized as a result of the successful implementation of C&LM programs serve as the basis for determining lost base revenues. The Company recovered approximately $86,000 based on estimated KWH savings for the eighteen-month period that began January 1, 1993 beginning July 1, 1993 over a twelve-month period. On June 30, 1994, the DPU issued an order that further allows the Company to recover approximately $52,000 in additional lost base revenues for a one-year period that commenced July 1, 1994. Through December 31, 1994, the combined recovery was approximately $114,000 of which $68,000 was collected in 1994.

    Potential Impact of Regulatory Restructuring - Based on the current regulatory framework, the Company accounts for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." Under SFAS No. 71, a utility is allowed to defer costs that would otherwise be expensed in recognition of the ability to recover them in future rates. As a result, the Company has accumulated $11.2 million of regulatory assets (approximately 8.2% of total assets) as of December 31, 1994. Management believes that the current regulatory framework provides for the continued recovery of these assets.

    In the event that recovery of specific costs through rates becomes uncertain or unlikely in the future either as a result of the expanding effects of competition or specific regulatory actions, the Company could be required to move away from cost-of-service ratemaking and, therefore, SFAS No. 71 would no longer apply. Discontinuation of SFAS No. 71 could lead to the write-off of various regulatory assets, which would have an adverse impact on the Company's financial position and results of operations. At this time, management believes that it is unlikely that regulatory action would lead to the discontinuation of SFAS No. 71 in the near future.

    Competition

    This past year the Company continued to develop and implement strategies to deal with the increasingly competitive environment. The inherently high cost of providing energy services in the Northeast has placed the region at a competitive disadvantage as more customers begin to explore alternative supply options. Many state and federal government agencies are considering implementing programs under which utility and non-utility generators can sell electricity to customers of other utilities without regard to previously closed franchise service areas. In 1994, the DPU began an inquiry into incentive ratemaking and in February 1995 opened an investigation into electric industry restructuring.

    The Company continues to be aggressive in its cost containment efforts. For example, through work force reductions and attrition the Company has reduced its work force approximately 19.7% since 1989. Also, the introduction of advanced technologies in the workplace continues to improve customer service and our competitive position in our businesses. The Company has yet to be significantly impacted by the increase in competition, and absent a major shift in regulation at the state level, believes its current strategy will have a positive impact in the near-term.

<PAGE 9>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

    Power Contract Arbitration

    On May 2, 1994, the Company and Commonwealth Electric gave notice of termination of power agreements with Eastern Energy Corporation, the developer of a proposed 300 MW coal-fired plant, based on the developer's failure to meet its contractual obligations. In June 1989, the Company and Commonwealth Electric agreed to buy 27% (33 MW and 50 MW, respectively) of the power to be produced by the proposed plant, originally scheduled to begin operation in January 1992. The developer did not meet the permitting, construction or operation milestones established by the contracts, and has not yet obtained the required permits, commenced construction or sold any additional power from the proposed plant. Efforts to reshape the power agreements to provide a satisfactory arrangement were unsuccessful. In a letter dated June 30, 1994, the developer objected to the notices of termination and invoked arbitration, which is pending. A decision by the arbitrators on the legality of the Company's and Commonwealth Electric's termination is expected in 1995.

    Environmental Matters

    The Company is subject to laws and regulations administered by federal, state and local authorities relating to the quality of the environment. These laws and regulations affect, among other things, the siting and operation of generating facilities, and will continue to impact future operations, capital costs and construction schedules. Air emission regulations require the use of more costly lower-sulphur content fuels (0.5% maximum in the case of the Company's facilities, which are located in a populated urban area) in electric generating facilities. The amendments to the federal Clean Air Act enacted in 1990 will impose restrictions on air emissions, and have a particular impact on the cost of electric generating operations. Regulations enacted by the state of Massachusetts required a reduction in sulphur dioxide emission rates effective December 31, 1994. These regulations may also result in an increase in the cost of power purchased from others. The Company recovers its cost of fuel and purchased power through its FC or base rates.

    Construction and Financing

    Information concerning the Company's construction and financing programs is contained in Note 4(a) of the Notes to Financial Statements filed under
Item 8 of this report.

    Employees

    The Company has 163 regular employees, 119 employees (73%) are represented by the Utility Workers' Union of America, A.F.L.-C.I.O. The existing collective bargaining agreement expires June 15, 1995. Employee relations have generally been satisfactory.

Item 2. Properties

    The Company owns and operates two steam generating plants and two gas turbine units located in Cambridge with a total capability of 114.5 MW together with an integrated system of distribution lines and substations.

<PAGE 10>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

    At December 31, 1994, the Company's electric transmission and distribution system consisted of 93 pole miles of overhead lines, 681 cable miles of underground line, 217 substations and 45,004 active customer meters.

Item 3. Legal Proceedings

    The Company is subject to legal claims and matters arising from its course of business, including its participation in a power contract arbitration as discussed in Item 1 above.

<PAGE 11>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

                                   PART II.

Item 5.   Market for the Registrant's Common Stock and Related
          Stockholder Matters

      (a) Principal Market

          Not applicable. The Company is a wholly-owned subsidiary of Commonwealth Energy System.

      (b) Number of Stockholders at December 31, 1994

          One

      (c) Frequency and Amount of Dividends Declared in 1994 and 1993

                      1994                            1993
                            Per Share                       Per Share
          Declaration Date    Amount      Declaration Date    Amount

          January 21, 1994     $ 2.59     April 26, 1993        $ .95
          April 25, 1994         3.10     July 26, 1993           .90
          July 18, 1994          2.00     October 18, 1993       4.50
          October 24, 1994      10.00                           $6.35
                               $17.69

          Reference is made to Note 7 of the Notes to Financial Statements filed under Item 8 of this report for the restriction against the payment of cash dividends.

      (d) Future dividends may vary depending on the Company's earnings and capital requirements as well as financial and other conditions existing at that time.

<PAGE 12>

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

    A summary of the period to period changes in the principal items included in the accompanying statements of income for the years ended December 31, 1994 and 1993 and unit sales for these periods is shown below:

                                        Years Ended          Years Ended
                                        December 31,         December 31,
                                       1994 and 1993        1993 and 1992
                                             Increase (Decrease)
                                           (Dollars in Thousands)

Electric Operating Revenues           $2 187     1.7%     $13 125    11.6%

Operating Expenses:
 Fuel used in electric production        644    27.1         (213)   (8.2)
 Electricity purchased for resale     (1 464)   (2.0)       9 971    15.5
 Transmission                           (513)   (6.6)        (203)   (2.6)
 Other operation and maintenance      (1 899)   (7.2)      (1 951)   (6.9)
 Depreciation                            235     6.2          194     5.4
 Taxes -
   Federal and state income            1 810   124.7        2 143   310.1
   Local property and other              195     5.5          482    15.7
                                        (992)   (0.8)      10 423     9.6

Operating Income                       3 179    46.2        2 702    64.6

Other Income                               3     1.2          301   602.0

Income Before Interest Charges         3 182    44.6        3 003    72.7

Interest Charges                          41     1.0          (34)   (0.8)

Net Income                           $ 3 141   101.3      $ 3 037  4745.3


Unit Sales (MWH)
 Retail                              (14 748)   (1.1)      39 734     3.1
 Sales for resale                      2 831     0.9       46 445    18.3
   Total unit sales                  (11 917)   (0.7)      86 179     5.6

<PAGE 13>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

Unit Sales

    The following is a summary of unit sales and customers for the periods indicated:

                                         Years Ended December 31,
                                1994               1993               1992
                                          %                  %
                                        Change             Change
 Unit Sales (MWH):
   Residential                 155 986    0.2     155 638    6.2     146 500
   Commercial                  998 027    0.8     990 325    3.2     959 594
   Industrial                   84 471    2.1      82 706   (7.0)     88 943
   Municipal and other          84 815  (22.5)    109 378    5.9     103 276
     Total retail            1 323 299   (1.1)  1 338 047    3.1   1 298 313
   Sales for resale            303 624    0.9     300 793   18.3     254 348
     Total                   1 626 923   (0.7)  1 638 840    5.6   1 552 661

 Customers:
   Residential                  37 758     -       37 752    0.8      37 448
   Commercial                    6 083    0.9       6 030    0.8       5 984
   Industrial                       58   (1.7)         59   (9.2)         65
   Municipal and other             607    1.2         600    2.6         585
     Total                      44 506    0.1      44 441    0.8      44 082

    Despite a slight growth in retail customers, primarily commercial, retail unit sales decreased 1.1% in 1994 due primarily to a decline in sales to a large municipal customer. This decrease also reflects a lower demand for power from residential, commercial and municipal customers during the fourth quarter of 1994 due to milder weather conditions compared to both normal and the fourth quarter of 1993. Retail unit sales increased 3.1% in 1993 due to moderate growth in customers, primarily residential, and a greater demand for power from commercial and municipal customers reflecting an improving economy and, to a lesser extent, more extreme weather conditions. Sales for resale during the three-year periods represent sales to the Town of Belmont, Massachusetts and the New England Power Pool.

Operating Revenues

    Operating revenues increased $2.2 million or 1.7% in 1994 due primarily to new base rates for the Company which became effective June 1, 1993 offset, in part, by a lower level of conservation and load management (C&LM) program costs ($1.7 million), a decline in purchased power of $1.5 million and the lower level of total unit sales. The $13.1 million increase in operating revenues in 1993 was mainly attributed to an increase in purchased power costs of $10 million (15.5%) offset, in part, by a $1.3 million (31.6%) decline in C&LM costs. Also contributing to this increase were the previously mentioned new base rates.

    The Company has received approval from the Massachusetts Department of Public Utilities (DPU) to recover in revenues, on a dollar-for-dollar basis, current costs associated with C&LM programs through the operation of a Conser-vation Charge decimal. To the extent that these costs increase or decrease from period to period based on customer participation, a corresponding change

<PAGE 14>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

will occur in revenues. Prior to April 1992 C&LM costs were collected through a Fuel Charge (FC) decimal.

    Historically, revenues collected through base rates have been designed to reimburse the Company for all costs of operation other than fuel, the energy portion of purchased power, transmission and C&LM costs and provide a fair return on capital invested in the business. However, as a result of the DPU approved recovery mechanism for capacity-related costs associated with certain purchased power contracts, the Company experiences a revenue excess or shortfall to the extent that unit sales and/or the costs recoverable in base rates vary from test-period levels. In 1994, the Company realized an overrecovery of $3.2 million due to the recovery of these capacity-related costs in base rates; however, revenues for 1993 and 1992 did not include approximately $585,000 and $2.5 million, respectively, of such capacity-related costs due to the recovery mechanism. This method of recovery increased net income by approximately $2 million in 1994 while reducing net income by $356,000 and $1.6 million in 1993 and 1992, respectively. The new base rates for the Company were a factor in the improved revenue recovery during 1994 and 1993. (For more information refer to the "Cost Recovery" section filed under Item 1 of this report).

    Capacity costs that are not collected in base rates through the previously mentioned recovery mechanism are collected through the FC decimal as approved by the DPU.

    The following is an analysis of revenue components for the years 1994, 1993 and 1992:

                                            Years Ended December 31,
                                     1994            1993            1992
                                            (Dollars in Thousands)
                                              %               %
                                            Change          Change
 Electric revenues:
    Costs recovered in Fuel
      or Conservation Charge       $ 52 610 (13.5) $ 60 808  (0.6) $ 61 193
    Certain power costs
      recovered in base rates        31 481  19.7    26 294  48.6    17 696
    Other revenue recoveries (*)     44 169  13.3    38 971  14.4    34 059
  Total revenues                   $128 260   1.7  $126 073  11.6  $112 948

    (*) Includes sales for resale and other base rate revenues.

Electricity Purchased For Resale, Transmission and Fuel

    Purchased power, transmission and fuel costs decreased $1.3 million (1.6%) in 1994 due primarily to lower unit sales reflecting the decrease in sales to a large municipal customer. The $9.6 million increase in purchased power, transmission and fuel costs in 1993 is mainly attributed to a significantly higher level of unit sales. In addition, both years reflect additional power purchases from a higher-cost non-utility generator that came on line in September 1993 offset somewhat by reduced generation from Canal Electric Company's (Canal) oil-fired units and lower Seabrook 1 costs. Also reflected in the 1994 and 1993 cost is the increased use of cleaner burning but more expensive fuel oil (1% sulphur) at the Canal units. The cost of purchased

<PAGE 15>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

power, transmission and fuel costs per kilowatthour sold was 5.1 cents for both 1994 and 1993 compared to 4.8 cents for 1992.

Other Operation and Maintenance

    Other operation expense decreased $1.7 million in 1994 due primarily to the aforementioned lower level of C&LM program costs, lower payroll costs ($508,000) and affiliated services company charges ($228,000) that reflect the impact of a second quarter 1993 work force reduction. These decreases were partially offset by higher insurance and benefits costs ($405,000) and an increase in the provision for bad debts ($304,000). Maintenance costs decreased $197,000 in 1994 due mainly to a lower level of labor-related costs reflecting the work force reduction.

    During 1993, other operation expense decreased $2 million due mainly to a lower level of C&LM program costs ($1.3 million) and a decline in the provision for bad debts ($544,000). Maintenance costs for 1993 increased by less than three percent compared to 1992.

Depreciation and Taxes

    Depreciation expense increased slightly in both 1994 and 1993 due to the higher level of depreciable property, plant and equipment. The increase in federal and state income taxes in both years reflects a significantly higher level of pretax income and, to a lesser extent, in 1993 an increase in the federal tax rate to 35%. Local property and other taxes increased in both periods due to higher tax rates, offset, in part by lower assessments. In 1994, local property and other taxes were slightly offset by a decline in payroll taxes reflecting the lower level of employees.

Other Income

    Other income was virtually unchanged for 1994 as a higher level of equity earnings from the Company's investment in nuclear generating companies ($120,000) and interest income recorded in 1994 related to Massachusetts sales tax abatements ($101,000) were offset by a reserve recorded in 1994 related to a settlement with an outside party for costs associated with the Company's energy conservation program ($100,000) and increased depreciation expense from non-utility operations ($93,000).

    The change in other income for 1993 was due primarily to a $60,000 reversal of a 1992 charge to other income deductions related to the Company's interest in Yankee Atomic Power Company (Yankee Atomic). In addition, the 1993 increase in other income resulted from a higher investment base related to non-utility operations ($84,000) and a decline in costs related to new business development that are treated as other income deductions.

Interest Charges

    Despite a lower average level of short-term borrowings, interest charges increased slightly in 1994 due to higher short-term rates offset, in part, by an increase in the debt component of allowance for funds used during construction reflecting an increase in construction-work-in-progress during 1994. Interest rates on bank borrowings averaged 4.3% for 1994 compared to 3.3% in 1993.

<PAGE 16>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

    The slight decrease in interest charges in 1993 was due to a lower level of short-term borrowings and a decrease in average short-term rates, offset, in part, by a greater level of long-term interest costs resulting from the issuance of Series G (8.04%, $10,000,000) and Series H (8.70%, $5,000,000) in
March 1992. Interest rates on bank borrowings averaged 3.3% for 1993 compared to 4% in 1992.

Item 8. Financial Statements and Supplementary Data

    The Company's financial statements required by this item are filed herewith on pages 17 through 36 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

<PAGE 17>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

Item 8. Financial Statements and Supplementary Data


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Cambridge Electric Light Company:

    We have audited the accompanying balance sheets of CAMBRIDGE ELECTRIC LIGHT COMPANY (a Massachusetts corporation and wholly-owned subsidiary of Commonwealth Energy System) as of December 31, 1994 and 1993, and the related statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1994. These financial statements and schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cambridge Electric Light Company as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

    As discussed in Note 5 to the financial statements, effective January 1, 1994, the Company changed its method of accounting for costs associated with postretirement benefits other than pensions.

    Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index to financial statements and schedules are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                ARTHUR ANDERSEN LLP
                                                Arthur Andersen LLP

Boston, Massachusetts
February 21, 1995

<PAGE 18>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY
                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                   PART II.


FINANCIAL STATEMENTS

      Balance Sheets at December 31, 1994 and 1993

      Statements of Income for the Years Ended December 31, 1994,
      1993 and 1992

      Statements of Retained Earnings for the Years Ended December 31, 1994, 1993 and 1992

      Statements of Cash Flows for the Years Ended December 31, 1994, 1993 and 1992

      Notes to Financial Statements


                                   PART IV.


SCHEDULES

      I Investments in, Equity in Earnings of, and Dividends Received From Related Parties for the Years Ended December 31, 1994, 1993 and 1992

      II Valuation and Qualifying Accounts for the Years Ended December 31, 1994, 1993 and 1992

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

<PAGE 19>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY
                                BALANCE SHEETS
                          DECEMBER 31, 1994 AND 1993
                                    ASSETS



                                                     1994           1993
                                                    (Dollars in Thousands)

PROPERTY, PLANT AND EQUIPMENT, at original cost     $148 855       $145 324
  Less - Accumulated depreciation                     55 618         52 382
                                                      93 237         92 942
  Add - Construction work in progress                  3 541          1 013
                                                      96 778         93 955

INVESTMENTS
  Equity in nuclear electric power companies           9 164          9 059
  Other                                                    5              5
                                                       9 169          9 064

CURRENT ASSETS
  Cash                                                   376          1 624
  Accounts receivable -
    Affiliated companies                                 917          1 036
    Customers, less reserves of $471,000 in 1994
      and $491,000 in 1993                             9 835         10 178
  Unbilled revenues                                    3 088          3 835
  Inventories, at average cost -
    Materials and supplies                               577            738
    Electric production fuel oil                         804            575
  Prepaid taxes -
    Property                                           1 702          1 600
    Income                                               -              423
  Other                                                  730            976
                                                      18 029         20 985

DEFERRED CHARGES
  Yankee Atomic purchased power contract               8 163          6 900
  Other                                                5 570          3 084
                                                      13 733          9 984

                                                    $137 709       $133 988













  The accompanying notes are an integral part of these financial statements.

<PAGE 20>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY
                                BALANCE SHEETS
                          DECEMBER 31, 1994 AND 1993
                        CAPITALIZATION AND LIABILITIES



                                                     1994           1993
                                                    (Dollars in Thousands)
CAPITALIZATION
  Common Equity -
    Common stock, $25 par value -
      Authorized and outstanding -
        346,600 shares in 1994 and 1993,
        wholly-owned by Commonwealth
        Energy System (Parent)                      $  8 665       $  8 665
    Amounts paid in excess of par value               27 953         27 953
    Retained earnings                                  7 166          7 056
                                                      43 784         43 674
  Long-term debt, including premiums, less
    current sinking fund requirements and
    maturing debt                                     42 027         42 189
                                                      85 811         85 863
CURRENT LIABILITIES
  Interim Financing -
    Notes payable to banks                             2 175          2 000
    Advances from affiliates                             550          1 305
                                                       2 725          3 305
  Other Current Liabilities -
    Current sinking fund requirements                    160            160
    Accounts payable -
      Affiliated companies                             4 212          4 972
      Other                                            8 359          5 187
    Accrued taxes -
      Local property and other                         1 711          1 611
      Income                                             667             97
    Accrued interest                                     994          1 003
    Other                                              1 878          2 776
                                                      17 981         15 806
                                                      20 706         19 111
DEFERRED CREDITS
  Accumulated deferred income taxes                   12 639         12 189
  Unamortized investment tax credits                   2 035          2 130
  Yankee Atomic purchased power contract               8 163          6 900
  Other                                                8 355          7 795
                                                      31 192         29 014
COMMITMENTS AND CONTINGENCIES

                                                    $137 709       $133 988






  The accompanying notes are an integral part of these financial statements.

<PAGE 21>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY
                             STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


                                             1994        1993        1992
                                                (Dollars in Thousands)

ELECTRIC OPERATING REVENUES                $128 260    $126 073    $112 948

OPERATING EXPENSES
  Fuel used in electric production            3 020       2 376       2 589
  Electricity purchased for resale           72 638      74 102      64 131
  Transmission                                7 206       7 719       7 922
  Other operation                            21 504      23 206      25 243
  Maintenance                                 2 799       2 996       2 910
  Depreciation                                4 030       3 795       3 601
  Taxes -
    Income                                    3 262       1 452        (691)
    Local property                            2 968       2 683       2 298
    Payroll and other                           770         860         763
                                            118 197     119 189     108 766

OPERATING INCOME                             10 063       6 884       4 182

OTHER INCOME (EXPENSE),net                      254         251         (50)

INCOME BEFORE INTEREST CHARGES               10 317       7 135       4 132

INTEREST CHARGES
  Long-term debt                              3 788       3 797       3 549
  Other interest charges                        341         246         540
  Allowance for borrowed funds used
    during construction                         (54)         (9)        (21)
                                              4 075       4 034       4 068

NET INCOME                                 $  6 242    $  3 101    $     64


















  The accompanying notes are an integral part of these financial statements.

<PAGE 22>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY
                        STATEMENTS OF RETAINED EARNINGS
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992




                                             1994        1993        1992
                                                (Dollars in Thousands)

Balance at beginning of year                $ 7 056     $ 6 156     $ 6 577
Add (Deduct)
  Net income                                  6 242       3 101          64
  Cash dividends on common stock             (6 132)     (2 201)       (485)
Balance at end of year                      $ 7 166     $ 7 056     $ 6 156









































  The accompanying notes are an integral part of these financial statements.

<PAGE 23>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY
                           STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                             1994        1993        1992
                                                (Dollars in Thousands)

OPERATING ACTIVITIES
  Net income                                $ 6 242     $ 3 101     $    64
  Effects of noncash items -
    Depreciation and amortization             4 323       3 989       3 716
    Deferred income taxes                       917       1 081       1 170
    Investment tax credits                      (95)        (95)        (96)
    Earnings from corporate joint ventures   (1 189)     (1 069)     (1 321)
  Dividends from corporate joint ventures     1 084       1 099       1 335
  Change in working capital, exclusive
    of cash and interim financing -
      Accounts receivable and unbilled
        revenues                              1 209      (3 013)      2 258
      Prepaid (accrued) taxes                   991         700      (1 906)
      Accounts payable and other              1 683       2 362         839
  Deferred postretirement benefit and
    pension costs                            (1 019)     (1 284)        -
  All other operating items                  (1 967)       (412)       (348)
Net cash provided by operating activities    12 179       6 459       5 711

INVESTING ACTIVITIES
  Additions to property, plant and
    equipment (exclusive of AFUDC)           (6 499)     (4 270)     (3 686)
  Allowance for borrowed funds used
    during construction                         (54)         (9)        (21)
Net cash used for investing activities       (6 553)     (4 279)     (3 707)

FINANCING ACTIVITIES
  Sale of common stock to Parent                -           -         5 250
  Payment of dividends                       (6 132)     (2 201)       (485)
  Proceeds from (payment of)
    short-term borrowings, net                  175         500     (10 200)
  Proceeds from (payment of)
    affiliate borrowings                       (755)      1 305      (1 540)
  Long-term debt issue                          -           -        15 000
  Retirement of long-term debt through
    sinking funds                              (162)       (162)       (162)
  Long-term debt issue refunded                 -           -       (10 000)
Net cash used for financing activities       (6 874)       (558)     (2 137)
Change in cash                               (1 248)      1 622        (133)
Cash at beginning of period                   1 624           2         135
Cash at end of period                       $   376     $ 1 624     $     2

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest paid (net of capitalized
    amounts)                                $ 3 743     $ 3 863     $ 3 481
  Income taxes paid (refunded)              $ 2 102     $   (44)    $   229


  The accompanying notes are an integral part of these financial statements.

<PAGE 24>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY
                         NOTES TO FINANCIAL STATEMENTS

(1) Significant Accounting Policies

    (a) General and Regulatory

    Cambridge Electric Light Company (the Company) is a wholly-owned subsidiary of Commonwealth Energy System. The parent company is referred to in this report as the "System" and, together with its subsidiaries, is collectively referred to as "the system." The Company is regulated as to rates, accounting and other matters by various authorities including the Federal Energy Regulatory Commission and the Massachusetts Department of Public Utilities (DPU). The System is an exempt holding company under the provisions of the Public Utility Holding Company Act of 1935 and, in addition to its investment in the Company, has interests in other utility companies and several nonregulated companies.

    The Company has established various regulatory assets in cases where the DPU has permitted or is expected to permit recovery of specific costs over time. The principal regulatory assets included in deferred charges at December 31, 1994 and 1993 were as follows:

                                                         1994        1993
                                                      (Dollars in Thousands)
    Yankee Atomic unrecovered plant and
      decommissioning costs                            $ 8 163     $ 6 900
    Postretirement benefit costs including
      pensions                                           2 304       1 285
    Other                                                  763         874
      Total regulatory assets                          $11 230     $ 9 059

    Regulatory assets as a percent of total assets         8.2%        6.8%

    The principal regulatory liabilities, reflected in deferred credits-other and relating to income taxes, were $3.7 million and $3.9 million at December 31, 1994 and 1993, respectively.

    (b) Reclassifications

    Certain prior year amounts are reclassified from time to time to conform with the presentation used in the current year's financial statements.

    (c) Transactions with Affiliates

    Transactions between the Company and other system companies include purchases and sales of electricity, including purchases of electricity through Canal Electric Company (Canal). Other Canal transactions include costs relating to the abandonment of Seabrook 2 and the recovery of a portion of Seabrook 1 pre-commercial operation costs. Transactions with other system companies include purchases of gas and sales of steam. In addition, payments for management, accounting, data processing and other services are made to an affiliate, COM/Energy Services Company. Transactions with other system companies are subject to review by the DPU.

<PAGE 25>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

    The Company's operating expenses include the following major intercompany transactions for the periods indicated:

                                                          Purchased Power
                                       Purchased Power    and Transmission
    Period Ended     Purchased Power   and Transmission      From Canal
    December 31,       Canal Units        Seabrook 1          As Agent
                                    (Dollars in Thousands)
        1994             $11 650           $ 8 622            $ 9 780
        1993              12 637             9 141             10 896
        1992              13 596             9 387              9 600

    The costs for the Canal and Seabrook 1 units are included in the long-term obligation table listed in Note 4(b). In addition, the Company purchased gas from an affiliate, Commonwealth Gas Company, totaling $2,158,000 in 1994, $1,485,000 in 1993 and $2,253,000 in 1992.

    (d) Equity Method of Accounting

    The Company uses the equity method of accounting for its investments in four nuclear electric power companies due, in part, to its ability to exercise significant influence over operating and financial policies of these entities. Under this method, it records as income the proportionate share of the net earnings of the nuclear power companies with a corresponding increase in the carrying value of the investment. The investment is reduced as cash dividends are received.

    (e) Operating Revenues

    Customers are billed for their use of electricity on a cycle basis throughout the month. To reflect revenues in the proper period, the estimated amount of unbilled sales revenue is recorded each month.

    The Company is generally permitted to bill customers currently for fuel used in electric production, transmission and purchased power costs, conservation and load management costs and environmental costs through adjustment clauses. The Company collects capacity-related costs associated with certain long-term power arrangements through base rates. Amounts recoverable under the adjustment clauses are subject to review and adjustment by the DPU. The amount of such fuel and energy costs incurred but not yet reflected in customers' bills, which totaled $306,000 in 1994 and $1,850,000 in 1993, is recorded as unbilled revenues.

    (f) Depreciation

    Depreciation is provided using the straight-line method at rates intended to amortize the original cost and the estimated cost of removal less salvage of properties over their estimated economic lives. The average composite depreciation rate was 2.76% in 1994, 2.66% in 1993 and 2.59% in 1992.

    (g) Maintenance

    Expenditures for repairs of property and replacement and renewal of items determined to be less than units of property are charged to maintenance expense. Additions, replacements and renewals of property considered to be

<PAGE 26>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

units of property are charged to the appropriate plant accounts. Upon retirement, accumulated depreciation is charged with the original cost of property units and the cost of removal, net of salvage.

    (h) Allowance for Funds Used During Construction

    Under applicable rate-making practices, the Company is permitted to include an allowance for funds used during construction (AFUDC) as an element of its depreciable property costs. This allowance is based on the amount of construction work in progress which is not included in the rate base on which the Company earns a return. An amount equal to the AFUDC capitalized in the current period is reflected in the accompanying statements of income.

    While AFUDC does not provide funds currently, these amounts are recoverable in revenues over the service life of the constructed property. The amount of AFUDC recorded was at a weighted average rate of 6.5% in 1994, 3.5% in 1993 and 4.5% in 1992.

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

    The following is a summary of the provisions for income taxes for the years ended December 31, 1994, 1993 and 1992:

                                                 1994      1993       1992
                                                   (Dollars in Thousands)
    Federal:
        Current                                 $1 976    $  327    $(1 636)
        Deferred                                   805       973      1 252
        Investment tax credits                     (95)      (96)       (96)
                                                 2 686     1 204       (480)
    State:
        Current                                    464       140       (129)
        Deferred                                   157       195        240
                                                   621       335        111
                                                 3 307     1 539       (369)
    Amortization of regulatory liability
        relating to deferred income taxes          (45)      (87)      (322)
                                                $3 262    $1 452    $  (691)

    Effective January 1, 1992, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect in the year in which the differences are expected to reverse.

<PAGE 27>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

    Accumulated deferred income taxes consisted of the following in 1994 and
1993:
                                                     1994        1993
                                                  (Dollars in Thousands)
    Liabilities
        Property-related                           $15 144     $14 820
        Postretirement benefits plan                   604         358
        All other                                    1 564       1 076
                                                    17 312      16 254
    Assets
        Investment tax credit                        1 313       1 375
        Pension plan                                   732         704
        Regulatory liability                         1 192       1 256
        All other                                    1 109         959
                                                     4 346       4 294
    Accumulated deferred income taxes, net         $12 966     $11 960

    The net year-end deferred income tax liability above includes a current deferred tax liability of $327,000 in 1994 and a deferred tax asset of $229,000 in 1993, which were included in accrued income taxes and prepaid income taxes, respectively, in the accompanying balance sheets.

    The total income tax provision previously set forth represents 34% in 1994, 32% in 1993 and 110% in 1992 of income before such taxes. The following table reconciles the statutory federal income tax rate to these percentages:

                                                     1994    1993    1992
                                                    (Dollars in Thousands)

    Federal statutory rate                              35%     35%     34%

    Federal income tax expense at statutory levels $3 326 $1 594 $(213) Increase (Decrease) from statutory levels:
      State tax, net of federal tax benefit            404     218      86
      Tax versus book depreciation                      39      27      35
      Amortization of excess deferred reserves         (14)    (87)   (182)
      Amortization of investment tax credits           (95)    (96)    (95)
      Reversal of capitalized expenses                (100)    (14)    (14)
      Dividend received deduction                     (291)   (264)   (315)
      Other                                             (7)     74       7
                                                    $3 262  $1 452   $(691)

    Effective federal income tax rate                   34%     32%    110%

    As a result of the Revenue Reconciliation Act of 1993, the Company's federal income tax rate increased to 35% effective January 1, 1993.

<PAGE 28>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

(3) Long-Term Debt and Interim Financing

    (a) Long-Term Debt

    Long-term debt outstanding exclusive of maturing debt issues, current sinking fund requirements and related premiums is as follows:

                                         Original    Balance-December 31,
                                          Issue        1994        1993
                                              (Dollars in Thousands)

    7-Year Notes - 9.97%, due 1996        $20 000    $20 000     $20 000
    7-Year Notes - 8.04%, due 1999         10 000     10 000      10 000
    15-Year Notes - 8.7%, due 2007          5 000      5 000       5 000
    30-Year Notes -
        Series C, 6 1/4%, due 1997          6 000      4 320       4 380
        Series D, 7 3/4%, due 2002          5 000      2 700       2 800
                                                     $42 020     $42 180

    Under the terms of its Indenture of Trust, the Company is required to make periodic sinking fund payments for retirement of outstanding long-term debt. The payments and balances of maturing debt issues for the five years subsequent to December 31, 1994 are as follows:

                      Sinking Fund       Maturing
            Year        Payments       Debt Issues       Total
                                 (Dollars in Thousands)

            1995          $160           $   -          $   160
            1996           160            20 000         20 160
            1997           100             4 260          4 360
            1998           100               -              100
            1999           100            10 000         10 100

    (b) Notes Payable to Banks

    The Company and other system companies maintain both committed and uncommitted lines of credit for the short-term financing of their construction programs and other corporate purposes. As of December 31, 1994, system companies had $90 million of committed lines that will expire at varying intervals in 1995. These lines are normally renewed upon expiration and require annual fees of up to .1875% of the individual line. At December 31, 1994, the uncommitted lines of credit totaled $90 million. Interest rates on the outstanding borrowings generally are at an adjusted money market rate and averaged 4.3% and 3.3% in 1994 and 1993, respectively. The Company's notes payable to banks totaled $2,175,000 and $2,000,000 at December 31, 1994 and 1993, respectively.

    (c) Advances from Affiliates

    Notes payable to the System totaled $410,000 at December 31, 1994. The Company had no notes payable to the System at December 31, 1993. These notes are written for a term of up to 11 months and 29 days. Interest is at the prime rate and is adjusted for changes in the rate during the term of the notes. This rate averaged 7.3% and 6% in 1994 and 1993, respectively.

<PAGE 29>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

    The Company is also a member of the COM/Energy Money Pool (the Pool), an arrangement among the subsidiaries of the System, whereby short-term cash surpluses are used to help meet the short-term borrowing needs of the utility subsidiaries. In general, lenders to the Pool receive a higher rate of return than they otherwise would on such investments, while borrowers pay a lower interest rate than those available from banks. Interest rates on the outstanding borrowings are based on the monthly average rate that the Company would otherwise have to pay to banks, less one-half the difference between that rate and the monthly average U.S. Treasury bill weekly auction rate. The borrowings are for a period of less than one year and are payable upon demand. Rates on these borrowings averaged 4.3% and 3.2% in 1994 and 1993, respectively. The Company had borrowings from the Pool totaling $140,000 and $1,305,000 at December 31, 1994 and 1993, respectively.

    (d) Disclosures about Fair Value of Financial Instruments

    The fair value of certain financial instruments included in the accompanying balance sheets as of December 31, 1994 and 1993 is as follows:

                                  1994                  1993
                                    (Dollars in Thousands)

                           Carrying    Fair       Carrying    Fair
                             Value    Value         Value    Value

      Long-Term Debt       $ 42 187  $ 41 966     $ 42 349  $ 45 782

    The carrying amount of cash and advances from affiliates approximates the fair value because of the short maturity of these financial instruments.

    The estimated fair value of long-term debt is based on quoted market prices of the same or similar issues or on the current rates offered for debt with the same remaining maturity. The fair values shown above do not purport to represent the amounts at which those obligations would be settled.

(4) Commitments and Contingencies

    (a) Financing and Construction Programs

    The Company is engaged in a continuous construction program presently estimated at $33.7 million for the five-year period from 1995 through 1999. Of that amount, $9.3 million is estimated for 1995. The program is subject to periodic review and revision because of factors such as changes in business conditions, rates of customer growth, effects of inflation, maintenance of reliable and safe service, equipment delivery schedules, licensing delays, availability and cost of capital and environmental factors. The Company expects to finance these expenditures on an interim basis with internally generated funds and short-term borrowings that are ultimately expected to be repaid with the proceeds from sales of long-term debt and equity securities.

<PAGE 30>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

    (b) Long-Term Power Contracts

    The Company has long-term contracts for the of electricity from various sources. Generally, these contracts are for fixed periods and require that the Company pay a demand charge for the capacity entitlement and an energy charge to cover the cost of fuel. Pertinent information with respect to life-of-the-unit contracts for power from operating nuclear units in which the Company has an equity ownership is as follows:

                                               Connecticut   Maine    Vermont
                                                  Yankee     Yankee    Yankee
                                                   (Dollars in Thousands)

    Year of initial operation                       1968       1972      1972
    Equity Ownership (%)                            4.50       4.00      2.50
    Plant Entitlement (%)                           4.50       3.59      2.25
    Plant Capability (MW)                          560.0      870.0     496.0
    Company Entitlement (MW)                        25.2       31.2      11.2
    Contract Expiration Date                        1998       2008      2012
    1992 Actual Cost ($)                           9 508      6 671     3 970
    1993 Actual Cost ($)                          10 016      7 050     4 076
    1994 Actual Cost ($)                           8 902      6 250     3 660
    Decommissioning cost estimate (100%) ($)     361 994    342 706   329 586
    Company's decommissioning cost ($)            16 290     12 303     7 416
    Market value of assets (100%) ($)            148 474    108 678   113 300
    Company's market value of assets ($)           6 681      3 902     2 549

    The Company pays its share of decommissioning expense to each of the operators of the nuclear facilities as a cost of electricity purchased for resale. The Company also has long-term contracts to capacity from other generating facilities. Information relative to these contracts is as follows:

                     Range of
                     Contract
                    Expiration  Entitlement    1994      1993      1992
                      Dates       %     MW     Cost      Cost      Cost
                                    (Dollars in Thousands)
    Type of Unit
    Cogenerating        2011     17.2  27.5   $14 808   $ 4 979   $   -
    Oil              2002-2009    *    86.1    11 650    12 637    13 596
    Nuclear             2026      0.7   8.1     8 622     9 141     9 387
        Total                         121.7   $35 080   $26 757   $22 983

    (*) Includes contracts to power from two oil-fired units with capacity entitlements of 4.99% and 9.97%.

    Costs pursuant to these contracts are included in electricity purchased for resale in the accompanying statements of income and are recoverable in revenues through either the Fuel Charge or in base rates. The estimated aggregate obligations under the life-of-the-unit contracts for capacity from the operating Yankee nuclear units and other long-term purchased power

<PAGE 31>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

obligations, including the Canal and Seabrook 1 units, in effect for the five years subsequent to 1994 is as follows:

                                           Long-Term
                          Equity-Owned     Purchased
                          Nuclear Units      Power          Total
                                     (Dollars in Thousands)

            1995             $21 740         $38 020        $59 760
            1996              22 959          38 744         61 703
            1997              20 609          40 027         60 636
            1998              24 801          41 820         66 621
            1999              24 487          42 798         67 285

    In addition, the Company incurred costs for purchases from the New England Power Pool of $6,241,000, $11,039,000 and $11,215,000 in 1994, 1993 and 1992,
respectively.

    (c) Guarantee Agreement

    In connection with its investment in Maine Yankee Atomic Power Company, the Company has guaranteed its pro rata portion of that company's nuclear fuel financing. At December 31, 1994, the Company's portion amounted to $880,000.

    (d) Yankee Atomic

    In February 1992, the Board of Directors of Yankee Atomic Electric Company (Yankee Atomic) agreed to permanently discontinue power operation and decom-mission the Yankee Nuclear Power Station (the Plant). The Plant provided less than 1% of the Company's capacity. At December 31, 1994, the Company's 2% investment in Yankee Atomic was approximately $519,000. Presently, purchased power costs, which include a provision for ultimate decommissioning of the unit, are billed to the Company and collected from customers. The Company's estimated decommissioning costs include its unrecovered share of all costs associated with the shutdown of the Plant, recovery of its Plant investment and the decommissioning and closing of the Plant. The most recent cost estimate to permanently shut down the Plant is approximately $408.2 million. The Company's share of this liability is $8.2 million and is currently reflected in the accompanying balance sheets as a liability and corresponding regulatory asset. The market value of the Company's share of assets in the Plant's decommissioning fund at December 31, 1994 is approximately $2.2 million.

    (e) Price-Anderson Act

    Under the Price-Anderson Act (the Act), owners of nuclear power plants have the benefit of approximately $9 billion of public liability coverage, which would compensate the public for valid bodily injury and property loss on a no-fault basis in the event of an accident at a commercial nuclear power plant. Under the provisions of the Act, each nuclear reactor with an operating license can be assessed up to $79.2 million per nuclear incident with a maximum assessment of $10 million per incident within one calendar year. Nuclear plant owners have initiated insurance programs designed to help

<PAGE 32>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

cover liability claims relating to property damage, decontamination, replace-ment power and business interruption costs for participating utilities arising from a nuclear incident.

    The Company has an equity ownership interest in four nuclear generating facilities. The operators of these units maintain nuclear insurance coverage (on behalf of the owners of the facilities) with Nuclear Electric Insurance Limited (NEIL II and NEIL III) and the combined American Nuclear Insurers/Mu-tual Atomic Energy Liability Underwriters (ANI). NEIL II provides $1.4 billion of property, boiler, machinery and decontamination insurance coverage, including $250 million of accidental premature decommissioning losses both in excess of the $500 million required by the Act. NEIL III provides $850 million of additional insurance coverage. All companies insured with NEIL are subject to retroactive assessments if losses exceed the accumulated funds available. ANI provides $500 million of "all risk" property damage, boiler, machinery and decontamination insurance. An additional $200 million of primary financial protection coverage is provided for off-site bodily injury or property damage caused by a nuclear incident. ANI also provides secondary financial protection liability insurance, which currently provides $8.7 billion of retrospective insurance premium benefits in accordance with the provisions of the Act. Additional coverage provided by ANI includes tort liability protection arising out of radiation injury claims by nuclear workers, and injury or property damage caused by the transportation or shipment of nuclear materials or waste.

    Based on its various ownership interests in the four nuclear generating facilities, the Company's retrospective premium could be as high as $1.3 million annually or a cumulative total of $10.3 million, exclusive of the effect of inflation indexing (at five-year intervals) and a 5% surcharge ($4 million) in the event that total public liability claims from a nuclear incident exceed the funds available to pay such claims.

    (f)  Environmental Matters

    The Company is subject to laws and regulations administered by federal, state and local authorities relating to the quality of the environment. These laws and regulations affect, among other things, the siting and operation of electric generating and transmission facilities and can require the instal-lation of expensive air and water pollution control equipment. These regulations have had an impact on the Company's operations in the past and will continue to have an impact on future operations, capital costs and construction schedules of major facilities.

(5) Employee Benefit Plans

    (a) Pension

    The Company has a noncontributory pension plan covering substantially all regular employees who have attained the age of 21 and have completed one year of service. Pension benefits are based on an employee's years of service and compensation. The Company makes monthly contributions to the plan consistent with the funding requirements of the Employee Retirement Income Security Act of 1974.

<PAGE 33>

CAMBRIDGE ELECTRIC LIGHT COMPANY

    Components of pension expense and related economic assumptions to develop pension expense were as follows:

                                                   1994      1993      1992
                                                   (Dollars in Thousands)

    Service cost                                 $   560   $   459   $   471
    Interest cost                                  1 732     1 646     1 544
    Return on plan assets - (gain)/loss              392    (3 175)   (2 156)
    Net amortization and deferral                 (1 901)    1 781       849
    Total pension expense                            783       711       708
    Transfers from affiliated companies, net         404       400       448
    Less: Amounts capitalized and deferred           386       232       111
    Net pension expense                          $   801   $   879   $ 1 045

    Discount rate                                   7.25%     8.50%     8.50%
    Assumed rate of return                          8.50      8.50      8.50
    Rate of increase in future compensation         4.50      5.50      5.50

    Pension expense reflects the use of the projected unit credit method, which is also the actuarial cost method used in determining future funding of the plan. The Company, in accordance with current rate-making, is deferring the difference between pension contribution, which is allowed currently in base rates and pension expense, recognized pursuant to Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions." The funded status of the Company's pension plan (using a measurement date of December 31) is as follows:

                                                     1994        1993
                                                  (Dollars in Thousands)
    Accumulated benefit obligation:
        Vested                                     $(16 519)   $(17 172)
        Nonvested                                    (1 871)     (2 267)
                                                   $(18 390)   $(19 439)

    Projected benefit obligation                   $(22 343)   $(23 109)
    Plan assets at fair market value                 21 931      23 236
    Projected benefit obligation
        (greater) less than plan assets                (412)        127
    Unamortized transition obligation                   962       1 099
    Unrecognized prior service cost                   1 314       1 091
    Unrecognized gain                                (3 418)     (3 600)
    Accrued pension cost                           $ (1 554)   $ (1 283)

    The following actuarial assumptions were used in determining the plan's year-end funded status:
                                                      1994       1993

        Discount rate                                 8.50%      7.25%
        Rate of increase in future compensation       5.00       4.50

    Plan assets consist primarily of fixed-income and equity securities. Fluctuations in the fair market value of plan assets will affect pension expense in future years.

<PAGE 34>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

    (b) Other Postretirement Benefits

    Through December 31, 1992, the Company provided postretirement health care and life insurance benefits to eligible retired employees. Employees became eligible for these benefits if their age plus years of service at retirement equaled 75 or more, provided, however, that such service was performed for a subsidiary of the System. As of January 1, 1993, the Company eliminated postretirement health care benefits for those nonbargaining employees who were less than 40 years of age or had less than 12 years of service at that date. Under certain circumstances, eligible employees are now required to make contributions for postretirement benefits.

    Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS No. 106). This new standard requires the accrual of the expected cost of such benefits during the employees' years of service and the recognition of an actuarially determined postretirement benefit obligation earned by existing retirees. The assumptions and calculations involved in determining the accrual and the accumulated postretirement benefit obligation (APBO) closely parallel pension accounting requirements. The cumulative effect of implementation of SFAS No. 106 as of January 1, 1993 was approximately $10 million, which is being amortized over 20 years. Prior to 1993, the cost of postretirement benefits was recognized as the benefits were paid. The cost of retiree medical care and life insurance benefits totaled $428,000 in 1992.

    In 1993, the Company began making contributions to various voluntary employee beneficiary association (VEBA) trusts that were established pursuant to section 501(c)9 of the Internal Revenue Code (the Code). The Company also made contributions to a sub-account of its pension plan pursuant to section 401(h) of the Code to satisfy a portion of its postretirement benefit obligation. The Company contributed approximately $1.4 million and $1.1 million to these trusts during 1994 and 1993, respectively.

    The net periodic postretirement benefit cost for the years ended December 31, 1994 and 1993 included the following components and related assumptions:

                                                           1994       1993
                                                        (Dollars in Thousands)

    Service cost                                          $  198     $  201
    Interest cost                                            784        839
    Return on plan assets                                    (14)       (74)
    Amortization of transition obligation
        over 20 years                                        497        498
    Net amortization and deferral                            (94)        (7)
        Total postretirement benefit cost                  1 371      1 457
    Transfers from affiliated companies, net                 603        586
    Less: Amounts capitalized and deferred                   863      1 268
        Net postretirement benefit cost                   $1 111     $  775

    Discount rate                                           7.25%      8.50%
    Assumed rate of return                                  8.50       8.50
    Rate of increase in future compensation                 4.50       4.50

<PAGE 35>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

    The funded status of the Company's postretirement benefit plan using a measurement date of December 31, 1994 and 1993 is as follows:

                                                          1994       1993
                                                      (Dollars in Thousands)
    Accumulated postretirement benefit obligation:
      Retirees                                          $ (5 990)  $ (5 837)
      Fully eligible active plan participants             (1 358)    (1 406)
      Other active plan participants                      (3 147)    (3 116)
                                                         (10 495)   (10 359)
    Plan assets at fair market value                       1 681        980
    Accumulated postretirement benefit obligation
      greater than plan assets                            (8 814)    (9 379)
    Unamortized transition obligation                      8 956      9 453
    Unrecognized gain                                       (142)       (74)
                                                        $    -     $    -

    The following actuarial assumptions were used in determining the plan's year-end funded status:

                                                            1994       1993

    Discount rate                                           8.50%      7.25%
    Rate of increase in future compensation                 5.00       4.50

    In determining its estimated APBO and the funded status of the plan for 1994 and 1993, the Company assumed health care trend rates as follows:

                                                            1994       1993

    Medicare Part B premiums                                12.3%      14.9%
    Medical care                                             8.5        9.0
    Dental care                                              5.0        5.0

    The above rates, with the exception of the dental rate, which remains constant, decrease to five percent in the year 2007 and remain at that level thereafter. A one percent change in the medical trend rate would have a $145,000 impact on the Company's annual expense (interest component - $46,000; service cost - $99,000) and would change the accumulated benefit obligation by approximately $1.3 million.

    Plan assets consist primarily of fixed-income and equity securities. Fluctuations in the fair market value of plan assets will affect postretirement benefit expense in future years.

    The DPU's policy on postretirement benefits is to allow in rates the maximum tax deductible contributions made to trusts that have been established specifically to pay postretirement benefits. Effective with its June 1, 1993 rate order from the DPU, the Company was allowed to recover its SFAS No. 106 expense in base rates over a four-year phase-in period with carrying costs on the deferred balance. At December 31, 1994 and 1993, this deferral amounted to approximately $1.8 million and $1.1 million, respectively.

<PAGE 36>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

    (c) Savings Plan

    The Company has an Employees Savings Plan that provides for Company contributions equal to contributions by eligible employees of up to four percent of each employee's compensation rate. Effective January 1, 1993, the rate was increased to five percent for those employees no longer eligible for postretirement health benefits. The Company's contribution was $325,000 in 1994, $321,000 in 1993 and $327,000 in 1992.

(6) Lease Obligations

    The Company leases equipment and office space under arrangements that are classified as operating leases. These agreements are for terms of one year or longer. Leases currently in effect contain no provisions that prohibits the Company from entering into future lease agreements or obligations.

    Future minimum lease payments, by period and in the aggregate, of noncancelable operating leases consisted of the following at December 31, 1994:
                                            Operating Leases
                                             (In Thousands)

            1995                                 $1 441
            1996                                  1 146
            1997                                    812
            1998                                    783
            1999                                    783
        Beyond 1999                               2 350
        Total future minimum lease payments      $7 315

    Total rent expense for all operating leases, except those with terms of a month or less, amounted to $1,484,000 in 1994, $1,577,000 in 1993 and
$1,688,000 in 1992. There were no contingent rentals and no sublease rentals for the years 1994, 1993 and 1992.

(7) Dividend Restriction

    At December 31, 1994, approximately $5,562,000 of retained earnings was restricted against the payment of cash dividends by terms of the Indenture of Trust securing long-term debt. As of the same date, retained earnings also included approximately $4,167,000 representing the Company's equity in undistributed earnings of the nuclear companies.

<PAGE 37>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

                                    PART V.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1.  Index to Financial Statements

        Financial statements and notes thereto of the Company together with the Report of Independent Public Accountants, are filed under Item 8 of this report and listed on the Index to Financial Statements and Schedules (page 18).

(a) 2.  Index to Financial Statement Schedules

        Filed herewith at page(s) indicated -

        Schedule I - Investments in, Equity in Earnings of, and Dividends Received From Related Parties - Years Ended December 31, 1994, 1993 and 1992 (pages 46-48).

        Schedule II - Valuation and Qualifying Accounts - Years Ended December 31, 1994, 1993 and 1992 (page 49).

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

<PAGE 38>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

                                 Exhibit Index

Exhibit 3.  Articles of incorporation and by-laws.

    3.1 Articles of incorporation of CEL (Exhibit 1 to the CEL Form 10-K for 1990, File No.2-7909).

    3.2 By-laws of CEL, as amended (Exhibit 2 to the CEL Form 10-K for 1990, File No.2-7909).

Exhibit 4. Instruments defining the rights of security holders; including indentures.

Indenture of Trust or Supplemental Indenture of Trust.

    4.1.1 Original Indenture on Form S-1 (April 1949) (Exhibit 7(a), File No. 2-7909).
    4.1.2   Third Supplemental on Form 10-K (1984) (Exhibit 1, File No. 2-
            7909).
    4.1.3   Fourth Supplemental on Form 10-K (1984) (Exhibit 2, File No. 2-
            7909).
    4.1.4 Sixth Supplemental on Form 10-Q (June 1989) (Exhibit 1, File No. 2-7909).
    4.1.5 Seventh Supplemental on Form 10-Q (June 1992) (Exhibit 1, File No. 2-7909).

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

<PAGE 39>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

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

10.1.7 Interim Agreement to Preserve and Protect the Assets of and Investment in Seabrook by and between CEC, PSNH and other participants, dated April 27, 1984 (Exhibit 2 to the CEC Form 10-Q (June 1984), File No. 2-30057).

10.1.8 Agreement for Seabrook Project Disbursing Agent by and among CEC, PSNH and other participants establishing Yankee Atomic Electric Company as the disbursing agent under the Joint-Ownership Agreement, dated May 23, 1984, (Exhibit 4 to the CEC Form 10-Q (June 1984), File No. 2-30057).

<PAGE 40>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

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

10.1.9.3 Amendment to 10.1.9 as amended and restated June 1, 1993, henceforth referred to as the Capacity Acquisition and Disposition Agreement, whereby CEC, as agent, in addition to acquiring power may also sell bulk electric power which the Company and/or CE owns or otherwise has the right to sell (Exhibit 1 to CE's Form 10-Q (September 1993), File No. 2-30057).

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

<PAGE 41>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

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

10.1.12.3 Fifth and Sixth Amendments to 10.1.12 both as amended May 6, 1988 (Exhibit 1 to the CEL Form 10-Q (June 1988), File No. 2-7909).

10.1.12.4 Seventh Amendment to 10.1.12 as amended June 15, 1989 (Exhibit 2 to the CEL Form 10-Q (September 1989), File No. 2-7909).

10.1.12.5 Additional Power Contract between CEL and Vermont Yankee Nuclear Power Corporation providing for decommissioning financing and contract extension dated February 1, 1984 (Refiled as Exhibit 1 to the 1993 CEL Form 10-K, File No. 2-7909).

10.1.13 Power Contract between Maine Yankee Atomic Power Company and CEL dated May 20, 1968 (Exhibit 5 to the CES Form S-7, File No. 2-38372).

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

<PAGE 42>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

10.1.16 Power Exchange Agreement by and between Boston Edison Company and CEL dated December 1, 1984 (Exhibit 5 to the CEL 1984 Form 10-K, File No. 2-7909).

10.1.17 Agreement, dated September 1, 1985, With Respect To Amendment of Agreement With Respect To Use Of Quebec Interconnection, dated December 1, 1981, among certain New England Power Pool (NEPOOL) utilities to include Phase II facilities in the definition of "Project" (Exhibit 1 to the CEC Form 10-Q (September 1985), File No. 2-30057).

10.1.17.1 Amendatory Agreement No. 3 to 10.1.17, as amended June 1, 1990 (Exhibit 1 to the CEC Form 10-Q (September 1990), File No. 2-30057).

10.1.18 Preliminary Quebec Interconnection Support Agreement - Phase II among certain NEPOOL utilities, dated June 1,1984 (Exhibit 6 to the CE Form 10-Q (June 1984), File No. 2-7749).

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

10.1.18.5 Eleventh Amendment to 10.1.18 as amended November 1, 1989 (Exhibit 4 to the CEC Form 10-K for 1989, File No. 2-30057).

10.1.18.6 Twelfth Amendment to 10.1.18 as amended April 1, 1990 (Exhibit 1 to the CEC Form 10-Q (June 1990), File No. 2-30057).

10.1.19 Agreement to Preliminary Quebec Interconnection Support Agreement - Phase II among PSNH, New England Power Company, Boston Edison Company and CEC whereby PSNH assigns a portion of its interests under the original Agreement to the other three parties, dated October 1, 1987 (Exhibit 2 to the CEC 1987 Form 10-K, File No. 2-30057).

10.1.20 Phase II Equity Funding Agreement for New England Hydro-Transmission Electric Company, Inc. (New England Hydro
           (Massachusetts) between New England Hydro and certain NEPOOL utilities, dated June 1, 1985 (Exhibit 2 to the CEC Form 10-Q (September 1985), File No. 2-30057).

<PAGE 43>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

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

<PAGE 44>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

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

10.1.28 Power Sale Agreement by and between Altresco Pittsfield, L. P. and the Company for entitlement to the electric capacity and related energy to be produced by a cogeneration facility located in Pittsfield, Massachusetts, dated February 20, 1992 (Exhibit 1 to the CEL Form 10-Q (September 1993), File No. 2-7909).

10.1.28.1 System Exchange Agreement by and among Altresco Pittsfield, L.P., the Company, CE and New England Power Company, dated July 2, 1993 (Exhibit 3 to the CE Form 10-Q (September 1993), File No. 2-7749).

10.2       Other Agreements.

10.2.1 Pension Plan for Employees of Commonwealth Energy System and Subsidiary Companies as amended and restated January 1, 1993 (Exhibit 1 to the CES Form 10-Q (September 1993), File No. 1-7316).

10.2.2 Employees Savings Plan of Commonwealth Energy System and Subsidiary Companies as amended and restated January 1, 1993 (Exhibit 2 to the CES Form 10-Q (September 1993), File No. 1-7316).

10.2.2.1 First Amendment to the Employees Savings Plan of Commonwealth Energy System and Subsidiary Companies, as amended and restated as of January 1, 1993, effective October 1, 1994. (Exhibit 1 to the CES Form S-8 (January 1995), File No. 1-7316).

10.2.3 NEPOOL Agreement dated September 1, 1971 as amended through August 1, 1977 between NEGEA Service Corporation, as agent for CEL, CEC, NBGEL and various other electric utilities operating in New England, together with amendments dated August 15, 1978, January 31, 1979 and February 1, 1980 (Exhibit 5(c)13 to the CES Form S-16 (April 1980), File No. 2-64731).

<PAGE 45>

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

10.2.3.6 Twenty-fourth Amendment to 10.2.3 as amended March 1, 1988 (Exhibit 1 to the CES 1987 Form 10-K, File No. 1-7316).

10.2.3.7 Twenty-fifth Amendment to 10.2.3 as amended May 1, 1988 (Exhibit 1 to the CES Form 10-Q (March 1988), File No. 1-7316).

10.2.3.8 Twenty-sixth Amendment to 10.2.3 as amended March 15, 1989 (Exhibit 1 to the CES Form 10-Q (March 1989), File No. 1-7316).

10.2.3.9 Twenty-seventh Amendment to 10.2.3 as amended October 1, 1990 (Exhibit 3 to the CES 1990 Form 10-K, File No. 1-7316).

10.2.3.10 Twenty-Eighth Amendment to 10.2.3 as amended September 15, 1992 (Exhibit 1 to the CES Form 10-Q (September 1994), File No. 1-7316).

10.2.3.11 Twenty-Ninth Amendment to 10.2.3 as amended May 1, 1993 (Exhibit 2 to the CES Form 10-Q (September 1994), File No. 1-7316).

10.2.4 Guarantee Agreement by CEL (as guarantor) and MYA Fuel Company (as initial lender) covering the unconditional guarantee of a portion of the payment obligations of Maine Yankee Atomic Power Company under a loan agreement and note initially between Maine Yankee and MYA Fuel Company (Exhibit 3 to the CEL 1985 Form 10-K, File No. 2-
           7909).

Exhibit 27.   Financial Data Schedule

    Filed herewith as Exhibit 1 is the Financial Data Schedule for the twelve months ended December 31, 1994.

(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the three months ended December 31, 1994.

<PAGE 46>

                                                                                               SCHEDULE I

                                      CAMBRIDGE ELECTRIC LIGHT COMPANY
                        INVESTMENTS IN, EQUITY IN EARNINGS OF, AND DIVIDENDS RECEIVED
                                            FROM RELATED PARTIES
                                    FOR THE YEAR ENDED DECEMBER 31, 1994
                                           (Dollars in Thousands)
                                                                   1994
                                 Balance                                     Balance
                               December 31,         Equity                 December 31,
Name of Issuer and                 1993               in       Dividends       1994
Description of Investment     Shares  Amount       Earnings    Received       Amount
Common Stock
Connecticut Yankee
 Atomic Power Company         15 750  $4 490        $  743       $  650        $4 583
Maine Yankee Atomic
 Power Company                20 000   2 776           245          277         2 744
Vermont Yankee Nuclear
 Power Corporation            10 001   1 317           158          157         1 318
Yankee Atomic Electric
 Company                       3 068     476            43           -            519
   Total                              $9 059        $1 189       $1 084        $9 164

Other Investments
Massachusetts Business
 Development Corporation         500  $    5                                   $    5
   Total                              $    5                                   $    5

Under terms of the capital funds agreements and power contracts, no stock may be sold or transferred except to another stockholder; however, no market exists for these securities.

See Note 4(d) of the Notes to Financial Statements included in Item 8 of this report for a discussion of the permanent closing of the nuclear plant owned by Yankee Atomic Electric Company.
/TABLE

<PAGE 47>

                                                                                               SCHEDULE I

                                      CAMBRIDGE ELECTRIC LIGHT COMPANY
                        INVESTMENTS IN, EQUITY IN EARNINGS OF, AND DIVIDENDS RECEIVED
                                            FROM RELATED PARTIES
                                    FOR THE YEAR ENDED DECEMBER 31, 1993
                                           (Dollars in Thousands)
                                                                   1993
                                 Balance                                     Balance
                               December 31,         Equity                 December 31,
Name of Issuer and                 1992               in       Dividends       1993
Description of Investment     Shares  Amount       Earnings    Received       Amount
Common Stock
Connecticut Yankee
 Atomic Power Company         15 750  $4 518        $  563       $  591        $4 490
Maine Yankee Atomic
 Power Company                20 000   2 759           328          311         2 776
Vermont Yankee Nuclear
 Power Corporation             9 801   1 336           178          197         1 317
Yankee Atomic Electric
 Company                       3 068     476            -            -            476
   Total                              $9 089        $1 069       $1 099        $9 059

Other Investments
Massachusetts Business
 Development Corporation         500  $    5                                   $    5
   Total                              $    5                                   $    5

Under terms of the capital funds agreements and power contracts, no stock may be sold or transferred except to another stockholder; however, no market exists for these securities.

See Note 4(d) of the Notes to Financial Statements included in Item 8 of this report for a discussion of the permanent closing of the nuclear plant owned by Yankee Atomic Electric Company.
/TABLE

<PAGE 48>

                                                                                               SCHEDULE I

                                      CAMBRIDGE ELECTRIC LIGHT COMPANY
                        INVESTMENTS IN, EQUITY IN EARNINGS OF, AND DIVIDENDS RECEIVED
                                            FROM RELATED PARTIES
                                    FOR THE YEAR ENDED DECEMBER 31, 1992
                                           (Dollars in Thousands)
                                                                   1992
                                 Balance                                     Balance
                               December 31,         Equity                 December 31,
Name of Issuer and                 1991               in       Dividends       1992
Description of Investment     Shares  Amount       Earnings    Received       Amount
Common Stock
Connecticut Yankee
 Atomic Power Company         15 750  $4 600        $  721       $  803        $4 518
Maine Yankee Atomic
 Power Company                20 000   2 758           336          335         2 759
Vermont Yankee Nuclear
 Power Corporation             9 801   1 325           208          197         1 336
Yankee Atomic Electric
 Company                       3 068     420            56           -            476
   Total                              $9 103        $1 321       $1 335        $9 089

Other Investments
Massachusetts Business
 Development Corporation         500  $    5                                   $    5
   Total                              $    5                                   $    5

Under terms of the capital funds agreements and power contracts, no stock may be sold or transferred except to another stockholder; however, no market exists for these securities.

See Note 4(d) of the Notes to Financial Statements included in Item 8 of this report for a discussion of the permanent closing of the nuclear plant owned by Yankee Atomic Electric Company.
/TABLE

<PAGE 49>


                                                                SCHEDULE II

                       CAMBRIDGE ELECTRIC LIGHT COMPANY
                       VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                            (Dollars in Thousands)





                                        Additions
                     Balance at  Provision               Deductions   Balance
                     Beginning   Charged to               Accounts    at End
   Description        of Year    Operations  Recoveries  Written Off  of Year


                                 Year Ended December 31, 1994

Allowance for
  Doubtful Accounts     $491        $561       $ 92          $673      $471


                                 Year Ended December 31, 1993

Allowance for
  Doubtful Accounts     $453        $257       $280          $499      $491


                                 Year Ended December 31, 1992

Allowance for
  Doubtful Accounts     $309        $801       $  1          $658      $453

<PAGE 50>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY
                       FORM 10-K      DECEMBER 31, 1994

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

Principal Executive Officers:

WILLIAM G. POIST                                         March 29, 1995
William G. Poist,
Chairman of the Board and
Chief Executive Officer

R. D. WRIGHT                                             March 29, 1995
Russell D. Wright,
President and Chief Operating Officer

Principal Financial Officer:

JAMES D. RAPPOLI                                         March 29, 1995
James D. Rappoli,
Financial Vice President and Treasurer

Principal Accounting Officer:

JOHN A. WHALEN                                           March 29, 1995
John A. Whalen, Comptroller

A majority of the Board of Directors:

WILLIAM G. POIST                                         March 29, 1995
William G. Poist, Director

R. D. WRIGHT                                             March 29, 1995
Russell D. Wright, Director

JAMES D. RAPPOLI                                         March 29, 1995
James D. Rappoli, Director