Form 10-Q
period 1995-03-31
CAMBRIDGE ELECTRIC LIGHT CO
filed 1995-05-15
CIK 16573

<PAGE 1>

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549-1004

                                   Form 10-Q

(Mark One)
[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1995

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

                                               Outstanding at
           Class of Common Stock                 May 1, 1995
        Common Stock, $25 par value            346,600 shares

The Company meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-K as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.
<PAGE 2>

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


                       CAMBRIDGE ELECTRIC LIGHT COMPANY

                           CONDENSED BALANCE SHEETS

                     MARCH 31, 1995 AND DECEMBER 31, 1994

                                    ASSETS

                                  (Unaudited)


                                                   March 31,    December 31,
                                                     1995           1994
                                                    (Dollars in Thousands)

PROPERTY, PLANT AND EQUIPMENT, at original cost    $151 083        $148 855
  Less - Accumulated depreciation                    56 572          55 618
                                                     94 511          93 237
  Add - Construction work in progress                 2 217           3 541
                                                     96 728          96 778

INVESTMENTS
  Equity in nuclear electric power companies          9 270           9 164
  Other                                                   5               5
                                                      9 275           9 169

CURRENT ASSETS
  Cash                                                  318             376
  Accounts receivable -
    Affiliate companies                               1 151             917
    Customers                                         9 661           9 835
  Unbilled revenues                                   3 787           3 088
  Prepaid property taxes                                851           1 702
  Inventories and other                               1 925           2 111
                                                     17 693          18 029

DEFERRED CHARGES
  Yankee Atomic purchased power contract              7 952           8 163
  Other                                               5 725           5 570
                                                     13 677          13 733

                                                   $137 373        $137 709
<PAGE 3>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

                           CONDENSED BALANCE SHEETS

                     MARCH 31, 1995 AND DECEMBER 31, 1994

                        CAPITALIZATION AND LIABILITIES

                                  (Unaudited)


                                                   March 31,    December 31,
                                                     1995           1994
                                                    (Dollars in Thousands)
CAPITALIZATION
  Common Equity -
    Common stock, $25 par value -
      Authorized and outstanding -
        346,600 shares wholly-owned by
        Commonwealth Energy System (Parent)        $  8 665        $  8 665
    Amounts paid in excess of par value              27 953          27 953
    Retained earnings                                 6 573           7 166
                                                     43 191          43 784
  Long-term debt, including premiums, less
    current sinking fund requirements                42 026          42 027
                                                     85 217          85 811
CURRENT LIABILITIES
  Interim Financing -
    Notes payable to banks                              -             2 175
    Advances from affiliates                          5 220             550
                                                      5 220           2 725

  Other Current Liabilities -
    Current sinking fund requirements                   160             160
    Accounts payable
      Affiliate companies                             4 610           4 212
      Other                                           6 002           8 359
    Accrued taxes -
      Local property and other                        1 758           1 711
      Income                                              2             667
    Accrued interest                                  1 306             994
    Other                                             2 090           1 878
                                                     15 928          17 981
                                                     21 148          20 706
DEFERRED CREDITS
  Accumulated deferred income taxes                  12 792          12 639
  Unamortized investment tax credits                  2 011           2 035
  Yankee Atomic purchased power contract              7 952           8 163
  Other                                               8 253           8 355
                                                     31 008          31 192
COMMITMENTS AND CONTINGENCIES

                                                   $137 373        $137 709



                            See accompanying notes.
<PAGE 4>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

             CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

              FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                  (Unaudited)


                                                      1995            1994
                                                     (Dollars in Thousands)

ELECTRIC OPERATING REVENUES                         $30 326         $33 221

OPERATING EXPENSES
  Electricity purchased for resale,
    transmission and fuel                            21 077          22 182
  Other operation and maintenance                     5 879           5 936
  Depreciation                                        1 038           1 017
  Taxes -
    Income                                               95             825
    Local property                                      772             725
    Payroll and other                                   257             242
                                                     29 118          30 927

OPERATING INCOME                                      1 208           2 294

OTHER INCOME                                            219             330

INCOME BEFORE INTEREST CHARGES                        1 427           2 624

INTEREST CHARGES
  Long-term debt                                        946             949
  Other interest charges                                 94             113
  Allowance for borrowed funds
    used during construction                            (25)              8
                                                      1 015           1 070

NET INCOME                                              412           1 554

RETAINED EARNINGS -
  Beginning of period                                 7 166           7 056
  Dividends on common stock                          (1 005)           (898)

  End of period                                     $ 6 573         $ 7 712











                            See accompanying notes.
<PAGE 5>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

                      CONDENSED STATEMENTS OF CASH FLOWS

              FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                  (Unaudited)


                                                       1995        1994
                                                    (Dollars in Thousands)

OPERATING ACTIVITIES
  Net income                                         $   412     $ 1 554
  Effects of noncash items -
    Depreciation and amortization                      1 111       1 091
    Deferred income taxes and investment tax
      credits, net                                        47         150
    Earnings from corporate joint ventures              (222)       (262)
  Dividends from corporate joint ventures                116          62
  Change in working capital, exclusive of cash
    and interim financing                             (1 775)      1 574
  All other operating items                             (284)        237
Net cash provided by (used for)
  operating activities                                  (595)      4 406

INVESTING ACTIVITIES
  Additions to property, plant and equipment
    (exclusive of AFUDC)                                (928)       (488)
  Allowance for borrowed funds used during
    construction                                         (25)          8
  Advances to affiliates                                 -          (850)
Net cash used for investing activities                  (953)     (1 330)

FINANCING ACTIVITIES
  Payment of dividends                                (1 005)       (898)
  Payment of short-term borrowings                    (2 175)     (2 000)
  Advances from (payments to) affiliates               4 670      (1 305)
Net cash provided by (used for)
  financing activities                                 1 490      (4 203)

Net decrease in cash                                     (58)     (1 127)
Cash at beginning of period                              376       1 624
Cash at end of period                                $   318     $   497

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (received) during the period for
  Interest (net of capitalized amounts)              $   648     $   639
  Income taxes                                       $   658     $   (67)






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

      The Company's significant accounting policies are described in Note 1 of Notes to Financial Statements included in its 1994 Annual Report on
  Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows these same basic accounting policies but considers each interim period as an integral part of an annual period and makes allocations of certain expenses to interim periods based upon estimates of such expenses for the year.

      The Company has established various regulatory assets in cases where the Massachusetts Department of Public Utilities (DPU) and/or the Federal Energy Regulatory Commission have permitted or are expected to permit recovery of specific costs over time. Similarly, certain regulatory liabilities estab-lished by the Company are required to be refunded to its customers over time. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS 121). SFAS 121 imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. Based on the current regulatory framework, the Company accounts for the economic effects of regulation in accordance with the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" and does not expect that SFAS 121, which the Company expects to adopt on January 1, 1996, will have a material impact on its financial position or results of operations. However, this conclusion may change in the future as competi-tive factors influence wholesale and retail pricing in this industry. The principal regulatory assets included in deferred charges at March 31, 1995 and December 31, 1994 were as follows:

                                                  March 31,    December 31,
                                                    1995           1994
                                                   (Dollars in Thousands)
    Yankee Atomic unrecovered plant and
      decommissioning costs                        $ 7 952        $ 8 163
    Postretirement benefit costs including
      pensions                                       2 560          2 304
    Other                                              702            763
    Total regulatory assets                        $11 214        $11 230

      The principal regulatory liabilities, reflected in deferred credits-other and relating to income taxes, were $3.7 million at March 31, 1995 and December 31, 1994.

      Generally, expenses which relate to more than one interim period are allocated to other periods to more appropriately match revenues and
<PAGE 7>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

  expenses. Income tax expense is recorded using the statutory rates in effect applied to book income subject to tax recorded in the interim period.

      The unaudited financial statements for the periods ended March 31, 1995 and 1994 reflect, in the opinion of the Company, all adjustments (consisting of only normal recurring accruals) necessary to summarize fairly the results for such periods. In addition, certain prior period amounts are reclass-ified from time to time to conform with the presentation used in the current period's financial statements.

      The results for interim periods are not necessarily indicative of results for the entire year because of seasonal variations in the consump-tion of energy.

(2)   Commitments and Contingencies

      (a) Construction Program

      The Company is engaged in a continuous construction program presently estimated at $33.7 million for the five-year period 1995 through 1999. Of that amount, $9.3 million is estimated for 1995. As of March 31, 1995 the Company's actual construction expenditures amounted to $953,000, including an allowance for funds used during construction. The Company expects to finance these expenditures on an interim basis with internally generated funds and short-term borrowings which are ultimately expected to be repaid with the proceeds from sales of long-term debt and equity securities.

      The program is subject to periodic review and revision because of factors such as changes in business conditions, rates of customer growth, effects of inflation, maintenance of reliable and safe service, equipment delivery schedules, licensing delays, availability and cost of capital and environmental regulations.

      (b) Decommissioning of Nuclear Power Plants

          Yankee Atomic Nuclear Power Plant

      In February 1992, the Board of Directors of Yankee Atomic Electric Company (Yankee Atomic) agreed to permanently discontinue power operation and decommission the Yankee Nuclear Power Station (the Plant). The Company has a 2% ownership interest in the Plant, which provided less than 1% of the Company's capacity. Presently, purchased power costs, which include a provision for ultimate decommissioning of the unit, are billed to the Company and collected from customers. The most recent cost estimate to permanently shut down the Plant is approximately $396 million. The Company's share of this liability is approximately $8 million and is currently reflected in the accompanying balance sheets as a liability and corresponding regulatory asset. The market value of the Company's share of assets in the Plant's decommissioning fund is approximately $2.2 million.

          Other Nuclear Plants

      The Company also has equity ownership interests ranging from 2.5% to 4.5% in three operating nuclear generating facilities located in New England with contract expiration dates ranging from 2007 to 2012. The Company is
<PAGE 8>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

  obligated to pay its proportionate share of the capacity and energy costs associated with these units, which include depreciation, operations and maintenance, a return on invested capital and the estimated cost of decommissioning the nuclear plants at the end of their estimated service lives. The Company's estimated total decommissioning cost and associated market value share of decommissioning trust assets for these units is approximately $36 million and $13.3 million, respectively.

      (c) Maine Yankee Nuclear Power Plant

      One of the operating nuclear generating facilities that the Company has an equity ownership interest in, the Maine Yankee Nuclear Power Plant, operated by Maine Yankee Atomic Power Company (Maine Yankee), has been experiencing degradation of its steam generator tubes, principally in the form of circumferential cracking, which until early 1995 was believed to be limited to a relatively small number of tubes. During a refueling and maintenance outage that began in early February 1995, Maine Yankee, through the use of new inspection methods, detected increased degradation involving approximately 60% of the tubes which was well beyond Maine Yankee's expectations.

      Maine Yankee is currently evaluating alternative courses of action to remedy this situation including sleeving all 17,000 steam generator tubes, which could result in significant capital expenditures and an extended outage period. Maine Yankee estimates that it could take approximately six months and cost about $40 million to sleeve the tubes. At this time, Company cannot predict what action will be taken to resolve the situation. The Board of Directors of Maine Yankee will meet in late May 1995 to consider various options.
<PAGE 9>

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

    A summary of the period to period changes in the principal items included in the condensed statements of income for the three months ended March 31, 1995 and 1994 is shown below:

                                                 Three Months Ended
                                                      March 31,
                                                     1995 and 1994
                                                 Increase (Decrease)
                                               (Dollars in Thousands)

Electric Operating Revenues                     $(2 895)     (8.7)%

Operating Expenses -
 Electricity purchased for resale,
   transmission and fuel                         (1 105)     (5.0)
 Other operation and maintenance                    (57)     (1.0)
 Depreciation                                        21       2.1
 Taxes -
   Federal and state income                        (730)    (88.5)
   Local property and other                          62       6.4
                                                 (1 809)     (5.8)

Operating Income                                 (1 086)    (47.3)

Other Income                                       (111)    (33.6)

Income Before Interest Charges                   (1 197)    (45.6)

Interest Charges                                    (55)     (5.1)

Net Income                                      $(1 142)    (73.5)

Retail Unit Sales MWH Increase                    5 051       1.5

      The following is a summary of unit sales for the periods indicated:

                                             Unit Sales (MWH)
          Three Months Ended         Total      Retail     Wholesale

          March 31, 1995            370 812     336 804      34 008
          March 31, 1994            453 550     331 753     121 797
<PAGE 10>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

Operating Revenues and Electricity Purchased for Resale, Transmission and Fuel

    Operating revenues decreased nearly $2.9 million (8.7%) as a result of a significantly lower level of unit sales due to extremely mild weather conditions during the current period as compared to a colder than normal first quarter in 1994. This decline in revenues also reflects lower electricity purchased for resale, transmission and fuel costs ($1.1 million) that was mainly attributed to the lower demand for power, and a lower level of conser-vation and load management (C&LM) program costs ($255,000).

    The Company has received approval from the DPU to recover in revenues current costs associated with C&LM programs through the operation of a Conservation Charge decimal on a dollar-for-dollar basis. To the extent that these expenses increase or decrease from period to period based on customer participation, a corresponding change will occur in revenues.

    Retail unit sales increased slightly during the current three-month period compared to the same period in 1994. The increase was due primarily to an increase in the level of sales to commercial and municipal customers. The increase in wholesale sales reflects the changing capacity needs of non-affiliated utilities and the New England Power Pool. Fluctuations in the level of wholesale sales have little, if any, impact on earnings.

    The $1.1 million or 5% decline in electricity purchased for resale, transmission and fuel costs was mainly attributed to the previously noted lower level of unit sales. The current quarter also includes reduced power purchases due to a combination of both scheduled and unscheduled maintenance at affiliate Canal Electric Company's (Canal) Unit 1 and an unscheduled outage at an equity-owned nuclear power plant (refer to the "Maine Yankee" section filed under Item 1 of this report). In addition, both three-month periods reflect additional power purchases from a higher-cost non-utility generator offset somewhat by reduced generation from Canal Unit 2 and lower Seabrook 1 costs.

    Historically, revenues collected through base rates have been designed to reimburse the Company for all costs of operation other than fuel, the energy portion of purchased power, transmission and C&LM program costs, and provide a fair return on capital invested in the business. However, as a result of a DPU-approved recovery mechanism for capacity-related costs associated with certain long-term purchased power contracts, the Company experiences a revenue excess or shortfall to the extent that unit sales and/or the costs recoverable in base rates vary from test-period levels. During the first quarter, as a result of this recovery mechanism, the Company's revenues reflect an underrecovery of $634,000 of these capacity-related costs; however, revenues for 1994 included the recovery of approximately $1.1 million in excess of such capacity-related costs due to the recovery mechanism. This method of recovery decreased net income by approximately $385,000 in 1995 while increasing net income by $650,000 in 1994. This issue was addressed in a settlement agreement approved by the DPU in May 1995 whereby the Company will be allowed to defer for future recovery the capacity-related costs in excess of such costs currently included in the Company's retail base rates. (Refer to the "Rate Settlement Agreement" section for additional details.)
<PAGE 11>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

Other Operating Expenses

    Other operation and maintenance expense declined slightly during the current three-month period reflecting a lower level of C&LM program costs ($255,000), the absence of a reserve ($100,000) recorded in 1994 for the Company's anticipated share of site clean-up costs that were associated with certain hazardous wastes. These declines were offset by a higher level of maintenance costs ($187,000) and an increase in insurance and benefit costs ($200,000). In addition, the decline in 1995 was also attributed to a lower level of affiliated services company charges and continued savings from cost containment measures.

Depreciation and Taxes

    Depreciation expense increased slightly in 1994 due to a higher level of depreciable property, plant and equipment. The $730,000 decrease in federal and state income taxes was attributed to a lower level of pretax income. Local property and other taxes increased 6.4% reflecting higher tax rates offset, in part, by lower assessments in the City of Cambridge.

Other Income and Interest Charges

    Other income decreased $111,000 or nearly 34% in the current three-month period due primarily to a lower level of equity earnings and the timing of dividend payments from the Company's investment in nuclear generating compa-nies ($94,000) and a decrease in miscellaneous interest income ($60,000) reflecting a lower level of interest related to Massachusetts sales tax abatements. These decreases were offset, in part, by the partial reversal of a reserve that had been established by the Company in December 1994 related to a settlement negotiated with an outside party for certain costs associated with the Company's C&LM programs ($47,000), the recovery of which has since been approved by the DPU.

    The lower level of interest charges in the current three-month period is primarily due to a decline in miscellaneous interest charges ($60,000) reflecting the aforementioned sales tax abatement interest and an increase in the equity component of allowance for funds used during construction due to a greater level of construction activity. These decreases were offset somewhat by higher short-term interest costs reflecting a higher average level of borrowings and higher interest rates.

Regulatory Matters

(a) Rate Settlement Agreement

    On May 3, 1995, the DPU approved a settlement proposal sponsored jointly by the Company and the Attorney General of Massachusetts. This joint petition included the resolution of issues related to cost of service, rates, accounting and generating unit performance reviews. The Company's settlement:

    (1) implements a $1.5 million refund to customers through the Fuel Charge during the third and fourth quarters of 1995 including its share of excess deferred tax reserves related to Seabrook Unit No. 1 to be refunded to the Company by Canal;
<PAGE 12>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

    (2) allows the Company to defer certain long-term purchased power and transmission capacity costs in excess of the amount of such capacity costs currently included in the Company's base rates up to an annual amount of $2 million for recovery in its next general retail base rate proceeding;

    (3) prohibits the Company from seeking recovery of costs it incurred in realizing costs savings through a 1993 work force reduction and restructuring, totaling approximately $400,000; and

    (4) includes the DPU's withdrawal of all related requests, appeals, motions or other issues raised by parties regarding certain generating unit performance reviews.

    The Company's management is encouraged by the support provided through the Office of the Attorney General and believes that this settlement will eliminate the need for potentially costly litigation and regulatory proceedings and, by moderating rate impacts and enabling the Company to remain competitive in a changing environment, is in the best interest of the Company and its customers.

(b) Rate Tariff Filing

    On March 15, 1995, the Company filed four rate tariffs with the DPU to establish rates for its largest customers should they decide to generate their own power or purchase from another source while remaining in Cambridge. In an effort to protect its other customers from increased costs, the Company is requesting that these large customers pay their share of the costs that were incurred on their behalf to ensure that their energy needs will be met at all times. These costs include long-term power contracts entered into to meet projected energy requirements, investments in substations, underground and overhead lines and current and future decommissioning costs associated with nuclear plants. A ruling is expected from the DPU in 1995.
<PAGE 13>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is subject to legal claims and matters arising from its course of business, including its participation in power contract arbitrations involving the termination of a power purchase agreement with Eastern Energy Corporation as discussed more fully in the Company's 1994 Form 10-K.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits

         Exhibit 27 - Financial Data Schedule

         Filed herewith as Exhibit 1 is the Financial Data Schedule for the three months ended March 31, 1995.

   (b)   Reports on Form 8-K

         No reports on Form 8-K were filed during the three months ended March 31, 1995.
<PAGE 14>

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


Date:  May 15, 1995