Form 10-Q
period 1995-06-30
CAMBRIDGE ELECTRIC LIGHT CO
filed 1995-08-14
CIK 16573

<PAGE 1>

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549-1004

                                   Form 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1995

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

                                               Outstanding at
           Class of Common Stock                August 1, 1995
        Common Stock, $25 par value            346,600 shares

The Company meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-K as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.

<PAGE 2>

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


                       CAMBRIDGE ELECTRIC LIGHT COMPANY

                           CONDENSED BALANCE SHEETS

                      JUNE 30, 1995 AND DECEMBER 31, 1994

                                    ASSETS

                                  (Unaudited)



                                                   June 30,     December 31,
                                                     1995           1994
                                                    (Dollars in Thousands)

PROPERTY, PLANT AND EQUIPMENT, at original cost    $152 417        $148 855
  Less - Accumulated depreciation                    57 692          55 618
                                                     94 725          93 237
  Add - Construction work in progress                 2 657           3 541
                                                     97 382          96 778

INVESTMENTS
  Equity in nuclear electric power companies          9 304           9 164
  Other                                                   5               5
                                                      9 309           9 169

CURRENT ASSETS
  Cash                                                  272             376
  Accounts receivable
    Affiliates                                          906             917
    Customers                                        11 393           9 835
  Unbilled revenues                                   3 411           3 088
  Prepaid property taxes                                -             1 702
  Inventories and other                               1 745           2 111
                                                     17 727          18 029

DEFERRED CHARGES
  Yankee Atomic purchased power contract              7 186           8 163
  Other                                               6 320           5 570
                                                     13 506          13 733

                                                   $137 924        $137 709

<PAGE 3>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

                           CONDENSED BALANCE SHEETS

                      JUNE 30, 1995 AND DECEMBER 31, 1994

                        CAPITALIZATION AND LIABILITIES

                                  (Unaudited)


                                                   June 30,     December 31,
                                                     1995           1994
                                                    (Dollars in Thousands)
CAPITALIZATION
  Common Equity -
    Common stock, $25 par value -
      Authorized and outstanding -
        346,600 shares, wholly-owned by
        Commonwealth Energy System (Parent)        $  8 665        $  8 665
    Amounts paid in excess of par value              27 953          27 953
    Retained earnings                                 7 547           7 166
                                                     44 165          43 784
  Long-term debt, including premiums, less
    current sinking fund requirements                21 866          42 027
                                                     66 031          85 811
CURRENT LIABILITIES
  Interim Financing -
    Notes payable to banks                              -             2 175
    Maturing long-term debt                          20 000             -
    Advances from affiliates                          7 275             550
                                                     27 275           2 725

  Other Current Liabilities -
    Current sinking fund requirements                   160             160
    Accounts payable
      Affiliates                                      3 750           4 212
      Other                                           6 392           8 359
    Accrued taxes -
      Local property and other                           24           1 711
      Income                                            147             667
    Accrued interest                                  1 008             994
    Other                                             3 332           1 878
                                                     14 813          17 981
                                                     42 088          20 706
DEFERRED CREDITS
  Accumulated deferred income taxes                  12 941          12 639
  Unamortized investment tax credits                  1 987           2 035
  Yankee Atomic purchased power contract              7 186           8 163
  Other                                               7 691           8 355
                                                     29 805          31 192
COMMITMENTS AND CONTINGENCIES

                                                   $137 924        $137 709

                            See accompanying notes.

<PAGE 4>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

             CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                  (Unaudited)



                                    Three Months Ended     Six Months Ended
                                      1995      1994        1995      1994
                                             (Dollars in Thousands)

ELECTRIC OPERATING REVENUES          $30 787   $31 659     $61 113   $64 880

OPERATING EXPENSES
  Electricity purchased for resale,
    transmission and fuel             19 217    20 452      40 294    42 634
  Other operation and maintenance      6 460     6 163      12 339    12 099
  Depreciation                         1 038     1 017       2 076     2 034
  Taxes -
    Income                               677       756         772     1 581
    Local property                       745       713       1 517     1 438
    Payroll and other                    205       183         462       425
                                      28 342    29 284      57 460    60 211

OPERATING INCOME                       2 445     2 375       3 653     4 669

OTHER INCOME                              66        45         285       375

INCOME BEFORE INTEREST CHARGES         2 511     2 420       3 938     5 044

INTEREST CHARGES
  Long-term debt                         945       948       1 891     1 897
  Other interest charges                 219        62         313       175
  Allowance for borrowed funds
    used during construction             (26)      (13)        (51)       (5)
                                       1 138       997       2 153     2 067

NET INCOME                             1 373     1 423       1 785     2 977

RETAINED EARNINGS -
  Beginning of period                  6 573     7 712       7 166     7 056
  Dividends on common stock             (399)   (1 074)     (1 404)   (1 972)

RETAINED EARNINGS -
  End of period                      $ 7 547   $ 8 061     $ 7 547   $ 8 061








                            See accompanying notes.

<PAGE 5>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

                      CONDENSED STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                  (Unaudited)



                                                        1995         1994
                                                      (Dollars in Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                           $ 1 785     $ 2 977
  Effects of noncash items -
    Depreciation and amortization                        2 202       2 177
    Deferred income taxes and investment tax
      credits, net                                           7         941
    Earnings from corporate joint ventures                (542)       (577)
  Dividends from corporate joint ventures                  402         360
  Change in working capital, exclusive of cash and
    interim financing                                   (2 970)        (83)
  All other operating items                             (1 202)     (2 603)
Net cash provided by (used for)
  operating activities                                    (318)      3 192

CASH FLOWS FOR INVESTING ACTIVITIES
  Additions to property, plant and equipment
    (exclusive of AFUDC)                                (2 720)     (1 307)
  Allowance for borrowed funds used during
    construction                                           (51)         (5)
Net cash used for investing activities                  (2 771)     (1 312)

CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of dividends                                  (1 404)     (1 972)
  Payment of short-term borrowings                      (2 175)     (2 000)
  Advances from affiliates                               6 725       1 040
  Sinking funds payments                                  (161)       (162)
Net cash provided by (used for)
  financing activities                                   2 985      (3 094)

Net decrease in cash                                      (104)     (1 214)
Cash at beginning of period                                376       1 624
Cash at end of period                                  $   272     $   410


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest (net of capitalized amounts)              $ 2 016     $ 1 893
    Income taxes                                       $ 1 492     $   716




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

    The Company has established various regulatory assets in cases where the Massachusetts Department of Public Utilities (DPU) and/or the Federal Energy Regulatory Commission have permitted or are expected to permit recovery of specific costs over time. Similarly, certain regulatory liabilities estab-lished by the Company are required to be refunded to its customers over time. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). SFAS 121 imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. Based on the current regulatory framework, the Company accounts for the economic effects of regulation in accordance with the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" and does not expect that SFAS 121, which the Company expects to adopt on January 1, 1996, will have a material impact on its financial position or results of operations. However, this conclusion may change in the future if changes are made in the current regulatory framework or as competitive factors influence wholesale and retail pricing in this industry. The principal regulatory assets included in deferred charges at June 30, 1995 and December 31, 1994 were as follows:

                                                  June 30,     December 31,
                                                    1995           1994
                                                   (Dollars in Thousands)
    Yankee Atomic unrecovered plant and
      decommissioning costs                        $ 7 186        $ 8 163
    Postretirement benefit costs including
      pensions                                       2 637          2 304
    Other                                            1 223            763
    Total regulatory assets                        $11 046        $11 230

      The principle regulatory liabilities, reflected in the accompanying balance sheets and relating to deferred income taxes were $5 million at June 30, 1995 and $3.7 million at December 31, 1994.

      Income tax expense is recorded using the statutory rates in effect applied to book income subject to tax recorded in the interim period.

<PAGE 7>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

      The unaudited financial statements for the periods ended June 30, 1995 and 1994 reflect, in the opinion of the Company, all adjustments (consisting of only normal recurring accruals) necessary to summarize fairly the results for such periods. In addition, certain prior period amounts are reclass-ified from time to time to conform with the presentation used in the current period's financial statements.

      The results for interim periods are not necessarily indicative of results for the entire year because of seasonal variations in the consump-tion of energy.

(2)   Commitments and Contingencies

      (a) Construction Program

      The Company is engaged in a continuous construction program presently estimated at $33.7 million for the five-year period 1995 through 1999. Of that amount, $9.3 million is estimated for 1995, the majority of which is scheduled to be expended in the second half of the year. As of June 30, 1995 the Company's actual construction expenditures amounted to $2.8 million, including an allowance for funds used during construction. The Company expects to finance these expenditures on an interim basis with internally generated funds and short-term borrowings which are ultimately expected to be repaid with the proceeds from sales of long-term debt and equity securities.

      The program is subject to periodic review and revision because of factors such as changes in business conditions, rates of customer growth, effects of inflation, maintenance of reliable and safe service, equipment delivery schedules, licensing delays, availability and cost of capital and environmental regulations.

      (b) Decommissioning of Nuclear Power Plants

          Yankee Atomic Nuclear Power Plant

      In February 1992, the Board of Directors of Yankee Atomic Electric Company (Yankee Atomic) agreed to permanently discontinue power operation and decommission the Yankee Nuclear Power Station (the Plant). The Company has a 2% ownership interest in Yankee Atomic, which provided less than 1% of the Company's capacity. Presently, purchased power costs, which include a provision for ultimate decommissioning of the unit, are billed to the Company and collected from customers. The most recent cost estimate to permanently shut down the Plant is approximately $396 million. The Company's share of this liability is $7.2 million and is currently reflected in the accompanying balance sheets as a liability and corresponding regulatory asset. The market value of the Company's share of assets in the Plant's decommissioning fund is approximately $2.2 million.

          Other Nuclear Plants

      The Company also has equity ownership interests ranging from 2.5% to 4.5% in three operating nuclear generating facilities located in New England with contract expiration dates ranging from 2007 to 2012. The Company is obligated to pay its proportionate share of the capacity and energy costs

<PAGE 8>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

  associated with these units, which include depreciation, operations and maintenance, a return on invested capital and the estimated cost of decommissioning the plants at the end of their estimated service lives. The Company's estimated total decommissioning cost and associated market value share of decommissioning trust assets for these units is approximately $36 million and $13.3 million, respectively.

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

      After carefully evaluating alternative courses of action to remedy this situation, Maine Yankee announced in late May that it will begin repairs by sleeving all 17,000 steam generator tubes. This repair technique is a proven safe and technologically sound option commonly used in plants throughout the United States and the world. The repairs are estimated to cost approximately $40 million including the Company's share of $1.6 million. Repairs began in June 1995 and are expected to be completed by the end of this year.

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

  A summary of the period to period changes in the principal items included in the condensed statements of income for the three and six months ended June 30, 1995 and 1994 and unit sales for these periods is shown below:

                                      Three Months            Six Months
                                     Ended June 30,          Ended June 30,
                                     1995 and 1994           1995 and 1994
                                              Increase (Decrease)
                                            (Dollars in Thousands)

Electric Operating Revenues         $ (872)    (2.8)%      $(3 767)    (5.8)%

Operating Expenses -
  Electricity purchased for
    resale, transmission and fuel   (1 235)    (6.0)        (2 340)    (5.5)
  Other operation and maintenance      297      4.8            240      2.0
  Depreciation                          21      2.1             42      2.1
  Taxes -
    Local property and other            54      6.0            116      6.2
    Federal and state income           (79)   (10.4)          (809)   (51.2)
                                      (942)    (3.2)        (2 751)    (4.6)

Operating Income                        70      2.9         (1 016)   (21.8)

Other Income                            21     46.7            (90)   (24.0)

Income Before Interest Charges          91      3.8         (1 106)   (21.9)

Interest Charges                       141     14.1             86      4.2

Net Income                          $  (50)    (3.5)       $(1 192)   (40.0)


Unit Sales (MWH)
  Retail                             7 481      2.4         12 533      1.9
  Sales for resale                 (48 497)   (64.7)      (136 287)   (69.3)
    Total unit sales               (41 016)   (10.4)      (123 754)   (14.6)


      The following is a summary of unit sales for the periods indicated:

                                     Unit Sales (MWH)
                         Three Months                    Six Months
Period Ended      Total   Retail   Wholesale     Total   Retail   Wholesale

June 30, 1995    351 925  325 507    26 418     722 737  662 311    60 426
June 30, 1994    392 941  318 026    74 915     846 491  649 778   196 713

<PAGE 10>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

Operating Revenues, Electricity Purchased For Resale, Transmission and Fuel

  For the first six months of 1995, operating revenues decreased $3.8 million or 5.8% due primarily to declines in wholesale sales, electricity purchased for resale, transmission, fuel and conservation and load management (C&LM) costs offset, in part, by higher retail unit sales. The second quarter decline in operating revenues of $872,000 or 2.8% was due primarily to a lower level of wholesale unit sales.

  The DPU has granted approval for the Company to recover in revenues certain current costs associated with the C&LM programs through a Conservation Charge decimal on a dollar-for-dollar basis. To the extent that these expenses increase or decrease from period to period based on customer participation, a corresponding change will occur in revenues. For the first half of 1995, revenues associated with C&LM charges declined nearly 53% or $333,000.

  Historically, revenues collected through base rates have been designed to reimburse the Company for all costs of operation other than fuel, the energy portion of purchased power, transmission and C&LM program costs, and provide a fair return on capital invested in the business. However, as a result of a DPU-mandated recovery mechanism for capacity-related costs associated with certain long-term purchased power contracts, the Company has experienced a revenue excess or short fall when unit sales and/or the costs recoverable in base rates vary from test-period levels. This issue, which has had a significant impact on net income, was addressed in a settlement agreement approved by the DPU in May 1995. (Refer to the "Rate Settlement Agreement" section for additional details.) During the second quarter of 1995, as a result of the settlement, the first quarter's undercollection of $634,000 was deferred for future recovery. The impact of this deferral on net income was approximately $385,000 compared to an after-tax overcollection of $248,000 in 1994. For the current six-month period, undercollected costs amounted to $591,000 compared to an overcollection of $1.5 million for the same period in 1994. There was no impact on net income for the current six-month period due to the deferral mechanism established in the settlement. However, for the same period in 1994, the overcollection led to an $898,000 after-tax impact on net income.

  Retail unit sales increased during the current quarter by 2.4% and reflect improvements in the industrial (4.1%), commercial (2.3%) and residential (2%) sectors. For the current six-month period, retail unit sales increased 1.9% despite a decline in the residential sector that reflects the extremely mild weather conditions during the first quarter compared to a colder than normal first quarter in 1994. The significant decrease in wholesale sales for the current quarter and six-month period reflects a lower level of sales to the New England Power Pool due to changes in the Company's capacity needs. Fluctuations in the level of wholesale sales have little, if any, impact on net income.

  Electricity purchased for resale, transmission and fuel costs decreased by $1.2 million or 6% and $2.3 million or 5.5% for the respective current quarter and six-month periods due primarily to a combination of both scheduled and unscheduled maintenance at affiliate Canal Electric Company's Unit 1, reduced power purchases from an independent power producer and the unscheduled outage at Maine Yankee. (See Item 1 of this report.)

<PAGE 11>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

Other Operation and Maintenance

  For the first half of 1995 other operation and maintenance increased $240,000 due to higher labor and benefit costs ($618,000), higher maintenance costs associated with Kendall Station and the transmission and distribution system ($181,000), an increase in the provision for bad debts ($38,000) and higher affiliated services company charges ($28,000). These costs were partially offset by lower C&LM costs ($508,000) and the absence of a reserve ($110,000) recorded in 1994 for the Company's anticipated share of site clean-up costs that were associated with certain hazardous wastes. The 4.8% increase during the second quarter was due primarily to higher labor and benefit costs ($277,000).

Depreciation and Taxes

  For the current quarter and six-month period, depreciation expense increased 2.1% due to higher levels of depreciable plant. For the six-month period, the significant decline in federal and state income taxes (51.2%) was due to a lower level of pretax income ($2 million). The 6.2% increase in local property and other taxes was due to higher rates and assessments ($79,000) and an increase in payroll-related taxes ($37,000).

Other Income and Interest Charges

  Other income declined approximately $90,000 or 24% during the current six-month period due primarily to a lower level of equity earnings and the timing of dividend payments associated with the Company's investment in nuclear generating companies ($77,000) and a lower level of interest relating to a Massachusetts sales tax abatement ($56,000). This decline was offset, in part, by the partial reversal of a contingency reserve related to certain costs associated with the Company's C&LM programs ($47,000), the recovery of which has since been approved by the DPU.

  Interest charges for the current six-month period increased 4.2% due to an increase in short-term interest expense ($138,000) resulting from a higher level of short-term borrowings primarily from affiliated companies and higher interest rates which averaged 6.1% compared to 3.7% for the same period in 1994. This was offset, somewhat, by an increase in the debt component of allowance for funds used during construction ($46,000) due to a greater level of construction activity. The 14.4% increase during the current quarter was due primarily to the higher level of short-term borrowings and higher interest rates.

Regulatory Matters

(a) Rate Settlement Agreement

  On May 1995, the DPU approved a settlement proposal sponsored jointly by the Company and the Attorney General of Massachusetts which resolved issues related to cost of service, rates, accounting and generating unit performance reviews. The Company's settlement:

    (1) implements a $1.5 million refund to customers through the Fuel Charge during the third and fourth quarters of 1995 including its share of

<PAGE 12>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

        excess deferred tax reserves related to Seabrook Unit No. 1 ($1.3 million) which Canal refunded to the Company in May;

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

(b) Rate Tariff Filing

    On March 15, 1995, the Company filed four rate tariffs with the DPU to establish rates for its largest customers should they decide to generate their own power or purchase from another source while remaining in Cambridge. In an effort to protect its other customers from increased costs, the Company has requested that these large customers pay their share of the costs that were incurred on their behalf to ensure that their energy needs will be met at all times. These costs include long-term power contracts entered into to meet projected energy requirements, investments in substations, underground and overhead lines and current and future decommissioning costs associated with nuclear plants. A ruling is expected from the DPU in 1995.

Power Contract Arbitration

    On June 7, 1995, a three-member panel of arbitrators upheld the termination by the Company of a power contract with Eastern Energy Corporation (Eastern), the developer of a proposed 300 MW coal-fired plant. In June 1989, the Company agreed to buy 11% (33 MW) of the power to be produced by the proposed plant, originally scheduled to begin operation in January 1992. However, in May 1994, the Company gave notice of termination of its power contract with Eastern based upon its failure to meet the permitting, con-struction or operation milestones established by the contract, obtain the required permits, commence construction or sell any additional power from the proposed plant. Efforts to reshape the power contract to provide a satisfactory arrangement were unsuccessful. In a letter dated June 30, 1994, Eastern objected to the notice of termination and invoked arbitration seeking $20.8 million from the Company. The panel's decision is binding and prevents Eastern from further litigating or contesting the termination of the contract in any other forum. This action is expected to save the Company's customers approximately $40 million over the next ten years and as much as $90 million over twenty years.

<PAGE 13>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

            The Company is subject to legal claims and matters arising from its course of business, including its participation in a power contract arbitration proceeding involving the Company's decision to cancel a power contract with Eastern Energy Corporation which was upheld by a binding arbitration panel decision in June 1995 (refer to "Power Contract Arbitration" in Part I, Item 2 - "Management's Discussion and Analysis of Results of Operations" section of this report).

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits

         Exhibit 10 - Material Contracts.

         10.1.28.2 First Amendment, dated November 7, 1994, to Power Sale Agreement by and between the Company and Altresco Pittsfield, L.P. dated February 20, 1992 (Filed herewith as Exhibit 2).

         Exhibit 27 - Financial Data Schedule.

                    Filed herewith as Exhibit 1 is the Financial Data Schedule for the six months ended June 30, 1995.

   (b)   Reports on Form 8-K

         No reports on Form 8-K were filed during the three months ended June 30, 1995.

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


Date:   August 14, 1995