Form 10-Q
period 1995-09-30
CAMBRIDGE ELECTRIC LIGHT CO
filed 1995-11-14
CIK 16573

<PAGE 1>


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549-1004

                                   Form 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1995

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

                                               Outstanding at
           Class of Common Stock               November 1, 1995
        Common Stock, $25 par value            346,600 shares

The Company meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-K as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.

<PAGE 2>

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


                       CAMBRIDGE ELECTRIC LIGHT COMPANY

                           CONDENSED BALANCE SHEETS

                   SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

                                    ASSETS

                                  (Unaudited)



                                                 September 30,  December 31,
                                                     1995           1994
                                                    (Dollars in Thousands)

PROPERTY, PLANT AND EQUIPMENT, at original cost    $153 844        $148 855
  Less - Accumulated depreciation                    58 423          55 618
                                                     95 421          93 237
  Add - Construction work in progress                 2 612           3 541
                                                     98 033          96 778

INVESTMENTS
  Equity in nuclear electric power companies          9 419           9 164
  Other                                                   5               5
                                                      9 424           9 169

CURRENT ASSETS
  Cash                                                  334             376
  Accounts receivable -
    Affiliates                                          649             917
    Customers                                        10 853           9 835
  Unbilled revenues                                   2 113           3 088
  Prepaid property taxes                              2 644           1 702
  Inventories and other                               1 840           2 111
                                                     18 433          18 029

DEFERRED CHARGES
  Yankee Atomic power contract                        7 050           8 163
  Other                                               4 933           5 570
                                                     11 983          13 733

                                                   $137 873        $137 709

<PAGE 3>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

                           CONDENSED BALANCE SHEETS

                   SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

                        CAPITALIZATION AND LIABILITIES

                                  (Unaudited)


                                                 September 30,  December 31,
                                                     1995           1994
                                                    (Dollars in Thousands)
CAPITALIZATION
  Common Equity -
    Common stock, $25 par value -
      Authorized and outstanding -
        346,600 shares wholly-owned by
        Commonwealth Energy System (Parent)        $  8 665        $  8 665
    Amounts paid in excess of par value              27 953          27 953
    Retained earnings                                 8 779           7 166
                                                     45 397          43 784
  Long-term debt, including premiums, less
    current sinking fund requirements and
    maturing debt                                    21 865          42 027
                                                     67 262          85 811
CURRENT LIABILITIES
  Interim Financing -
    Notes payable to banks                              500           2 175
    Maturing long-term debt                          20 000             -
    Advances from affiliates                          2 525             550
                                                     23 025           2 725

  Other Current Liabilities -
    Current sinking fund requirements                   160             160
    Accounts payable -
      Affiliates                                      3 680           4 212
      Other                                           6 288           8 359
    Accrued taxes -
      Local property and other                        3 540           1 711
      Income                                            407             667
    Accrued interest                                  1 305             994
    Other                                             2 660           1 878
                                                     18 040          17 981
                                                     41 065          20 706
DEFERRED CREDITS
  Accumulated deferred income taxes                  13 035          12 639
  Unamortized investment tax credits                  1 963           2 035
  Yankee Atomic power contract                        7 050           8 163
  Other                                               7 498           8 355
                                                     29 546          31 192
COMMITMENTS AND CONTINGENCIES

                                                   $137 873        $137 709

                            See accompanying notes.

<PAGE 4>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

             CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                  (Unaudited)



                                    Three Months Ended     Nine Months Ended
                                      1995      1994        1995      1994
                                             (Dollars in Thousands)

ELECTRIC OPERATING REVENUES          $34 453   $34 658     $95 566   $99 538

OPERATING EXPENSES
  Electricity purchased for
    resale, transmission and fuel     22 049    21 604      62 343    64 238
  Other operation and maintenance      5 984     6 038      18 323    18 137
  Depreciation                         1 038     1 017       3 114     3 051
  Taxes -
    Income                             1 270     1 526       2 042     3 107
    Local property                       793       799       2 310     2 237
    Payroll and other                    195       184         657       609
                                      31 329    31 168      88 789    91 379

OPERATING INCOME                       3 124     3 490       6 777     8 159

OTHER INCOME                             176       120         461       495

INCOME BEFORE INTEREST CHARGES         3 300     3 610       7 238     8 654

INTEREST CHARGES
  Long-term debt                         943       945       2 834     2 842
  Other interest charges                 119        37         432       212
  Allowance for borrowed funds
    used during construction             (33)      (18)        (84)      (23)
                                       1 029       964       3 182     3 031

NET INCOME                             2 271     2 646       4 056     5 623

RETAINED EARNINGS -
  Beginning of period                  7 547     8 061       7 166     7 056
  Dividends on common stock           (1 039)     (694)     (2 443)   (2 666)

RETAINED EARNINGS -
  End of period                      $ 8 779   $10 013     $ 8 779   $10 013








                            See accompanying notes.

<PAGE 5>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

                      CONDENSED STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                  (Unaudited)



                                                        1995         1994
                                                      (Dollars in Thousands)

OPERATING ACTIVITIES
  Net income                                           $ 4 056     $ 5 623
  Effects of noncash items -
    Depreciation and amortization                        3 244       3 270
    Deferred income taxes and investment tax
      credits, net                                         232       1 137
    Equity earnings from corporate
      joint ventures                                      (830)       (894)
  Dividends from corporate joint ventures                  575         587
  Change in working capital, exclusive of cash and
    interim financing                                     (387)      1 094
  All other operating items                               (183)     (3 174)
Net cash provided by operating activities                6 707       7 643

INVESTING ACTIVITIES
  Additions to property, plant and equipment
    (exclusive of AFUDC)                                (4 360)     (2 446)
  Allowance for borrowed funds used during
    construction                                           (84)        (23)
  Advances to affiliates                                   -          (125)
Net cash used for investing activities                  (4 444)     (2 594)

FINANCING ACTIVITIES
  Payment of dividends                                  (2 443)     (2 666)
  Payment of short-term borrowings                      (1 675)     (2 000)
  Advances from (payments to) affiliates                 1 975      (1 305)
  Sinking funds payments                                  (162)       (162)
Net cash used for financing activities                  (2 305)     (6 133)

Net decrease in cash                                       (42)     (1 084)
Cash at beginning of period                                376       1 624
Cash at end of period                                  $   334     $   540


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest (net of capitalized amounts)              $ 2 707     $ 2 507
    Income taxes                                       $ 2 057     $ 1 430




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

    The Company has established various regulatory assets in cases where the Massachusetts Department of Public Utilities (DPU) and/or the Federal Energy Regulatory Commission (FERC) have permitted or are expected to permit recovery of specific costs over time. Similarly, certain regulatory liabilities established by the Company are required to be refunded to its customers over time. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). SFAS 121 imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. Based on the current regulatory framework, the Company accounts for the economic effects of regulation in accordance with the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" and does not expect that SFAS 121, which the Company will adopt on January 1, 1996, will have a material impact on its financial position or results of operations. However, this conclusion may change in the future as changes are made in the current regulatory framework or as competitive factors influence wholesale and retail pricing in this industry. The principal regulatory assets included in deferred charges at September 30, 1995 and December 31, 1994 were as follows:

                                                September 30,  December 31,
                                                    1995           1994
                                                   (Dollars in Thousands)
    Yankee Atomic unrecovered plant and
      decommissioning costs                        $ 7 050        $ 8 163
    Postretirement benefit costs including
      pensions                                       2 724          2 304
    Other                                              603            763
    Total regulatory assets                        $10 377        $11 230

      The principal regulatory liabilities, reflected in the accompanying balance sheets and relating to deferred income taxes were $3.6 million at September 30, 1995 and $3.7 million at December 31, 1994.

<PAGE 7>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

      The unaudited financial statements for the periods ended September 30, 1995 and 1994 reflect, in the opinion of the Company, all adjustments (consisting of only normal recurring accruals) necessary to summarize fairly the results for such periods. In addition, certain prior period amounts are reclassified from time to time to conform with the presentation used in the current period's financial statements.

      The results for interim periods are not necessarily indicative of results for the entire year because of seasonal variations in the consump-tion of energy.

(2)   Commitments and Contingencies

      (a) Construction Program

      The Company is engaged in a continuous construction program presently estimated at $33.7 million for the five-year period 1995 through 1999. Approximately $9.3 million of that amount was estimated for 1995. As of September 30, 1995 the Company's actual construction expenditures amounted to $4.4 million, including an allowance for funds used during construction. The latest estimate of expenditures for 1995 is approximately $8.1 million. The Company expects to finance these expenditures on an interim basis with internally generated funds and short-term borrowings which are ultimately expected to be repaid with the proceeds from sales of long-term debt and equity securities.

      The program is subject to periodic review and revision because of factors such as changes in business conditions, rates of customer growth, effects of inflation, maintenance of reliable and safe service, equipment delivery schedules, licensing delays, availability and cost of capital and environmental regulations.

      (b) Decommissioning of Nuclear Power Plants

          Yankee Atomic Nuclear Power Plant

      In February 1992, the Board of Directors of Yankee Atomic Electric Company (Yankee Atomic) agreed to permanently discontinue power operation and decommission the Yankee Nuclear Power Station (the Plant). The Company has a 2% ownership interest in Yankee Atomic. Presently, purchased power costs, which include a provision for ultimate decommissioning of the unit, are billed to the Company and collected from customers. The most recent cost estimate to permanently shut down the Plant is approximately $350 million. The Company's share of this liability is $7.1 million and is currently reflected in the accompanying balance sheets as a liability and corresponding regulatory asset. The market value of the Company's share of assets in the Plant's decommissioning fund is approximately $2.2 million.

          Other Nuclear Plants

      The Company also has equity ownership interests ranging from 2.5% to 4.5% in three operating nuclear generating facilities located in New England

<PAGE 8>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

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

  A summary of the period to period changes in the principal items included in the condensed statements of income for the three and nine months ended September 30, 1995 and 1994 and unit sales for these periods is shown below:

                                     Three Months            Nine Months
                                  Ended September 30,     Ended September 30,
                                     1995 and 1994           1995 and 1994
                                              Increase (Decrease)
                                            (Dollars in Thousands)

Electric Operating Revenues         $  (205)    (0.6)%     $(3 972)    (4.0)%

Operating Expenses
  Electricity purchased for
    resale, transmission and fuel       445      2.1        (1 895)    (2.9)
  Other operation and maintenance       (54)    (0.9)          186      1.0
  Depreciation                           21      2.1            63      2.1
  Taxes -
    Federal and state income           (256)   (16.8)       (1 065)   (34.3)
    Local property and other              5      0.5           121      4.3
                                        161      0.5        (2 590)    (2.8)

Operating Income                       (366)   (10.5)       (1 382)   (16.9)

Other Income                             56     46.7           (34)    (6.9)

Income Before Interest Charges         (310)    (8.6)       (1 416)   (16.4)

Interest Charges                         65      6.7           151      5.0

Net Income                          $  (375)   (14.2)      $(1 567)   (27.9)


Unit Sales (MWH)
  Retail                                632      0.2        13 165      1.3
  Sales for resale                  (17 078)   (32.9)     (153 365)   (61.7)
    Total unit sales                (16 446)    (4.0)     (140 200)   (11.2)


      The following is a summary of unit sales for the periods indicated:

                                         Unit Sales (MWH)
                           Three Months                    Nine Months
Period Ended        Total    Retail   Wholesale   Total     Retail   Wholesale

September 30, 1995  393 049  358 231    34 818   1 115 786  1 020 542   95 244
September 30, 1994  409 495  357 599    51 896   1 255 986  1 007 377  248 609

<PAGE 10>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

Operating Revenues, Electricity Purchased For Resale, Transmission and Fuel

    Through the nine months ended September 30, 1995, operating revenues declined approximately $4 million or 4% due primarily to decreases in wholesale sales, electricity purchased for resale, transmission charges, conservation and load management (C&LM) charges and fuel costs which reflect the implementation of a rate refund pursuant to the settlement agreement discussed below offset, in part, by higher retail unit sales.

    The DPU has granted approval for the Company to recover in revenues certain current costs associated with the C&LM programs through a Conservation Charge decimal on a dollar-for-dollar basis. To the extent that these expenses increase or decrease from period to period based on customer participation, a corresponding change will occur in revenues. Through September 30, 1995, revenues associated with C&LM charges declined approximately 67% or $755,000.

    Historically, revenues collected through base rates have been designed to reimburse the Company for all costs of operation other than fuel, the energy portion of purchased power, transmission and C&LM costs, and provide a fair return on capital invested in the business. However, as a result of a DPU-mandated recovery mechanism for capacity-related costs associated with certain long-term purchased power contracts, the Company has experienced a revenue excess or shortfall when unit sales and/or the costs recoverable in base rates vary from test-period levels. This issue, which has had a significant impact on net income, was addressed in a settlement agreement approved by the DPU in May 1995. (Refer to the "Rate Settlement Agreement" section for additional details.) During the current three-month period, an overcollection of approximately $1.4 million associated with these capacity-related costs was deferred pursuant to the settlement agreement. For the same period in 1994, revenues included approximately $1.1 million in excess of such capacity-related costs as a result of the recovery mechanism. During the current nine-month period, in accordance with the settlement agreement, a net overcollection of $787,000 was deferred compared to a $2.6 million overcollection recognized for the same period in 1994. There was no net income impact for the current quarter and nine-month periods due to the deferral mechanism established in the settlement. However, for the same periods in 1994, the overcollections resulted in a $691,000 and $1.6 million after-tax impact on net income, respectively.

    For the current nine-month period, retail unit sales increased 1.3% despite a decline in the residential sector that reflects the extremely mild weather conditions during the first quarter compared to a colder than normal first quarter in 1994. Retail unit sales for the third quarter showed a slight increase and reflect improvements in the residential (2%) and commercial (1.7%) sectors. The significant decrease in wholesale sales for the current quarter (33%) and nine-month period (61.7%) reflects a lower level of sales to the New England Power Pool (NEPOOL) due to changes in the Company's capacity needs. Fluctuations in the level of wholesale sales have little, if any, impact on net income.

    For the current nine-month period ended September 30, 1995, electricity purchased for resale, transmission and fuel costs declined by $1.9 million or 2.9% due to scheduled maintenance and other repairs at affiliate Canal Electric Company's (Canal) Unit 1 which returned to full service in early

<PAGE 11>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

August, expiration of a purchase power contract in 1994 and the unscheduled outage at Maine Yankee. In contrast, purchased power costs increased by 2.1% during the third quarter due primarily to higher purchases from NEPOOL.

Other Operation and Maintenance

    Through September 30, 1995, other operation and maintenance expenses increased slightly and reflected higher labor costs ($621,000) and employee benefit costs ($332,000) offset, in part, by lower C&LM charges ($755,000).

Depreciation and Taxes

    For the current quarter and nine-month period, depreciation expense increased 2.1%, respectively, due to higher levels of depreciable plant. Federal and state income taxes decreased $256,000 and $1.1 million for the current quarter and nine-month period, respectively, due to a lower level of pretax income. The 4.3% increase in local property and other taxes during the current nine-month period was due to higher rates and assessments ($73,000) and an increase in payroll-related taxes ($48,000).

Other Income and Interest Charges

    For the current nine-month period, other income decreased $34,000 due primarily to the absence of interest income ($79,000) relating to a Massachusetts sales tax abatement recorded during the first quarter of 1994, a reduced level of non-operating rental income ($25,000) and the absence in 1995 of interest income ($13,000) from loans to affiliates during 1994. These decreases were offset, in part, by the reversal of a reserve which had been established by the Company in December 1994 which related to a settlement negotiated with an outside party for certain costs associated with the Company's C&LM programs ($47,000) and the absence in 1995 of a Massachusetts sales tax adjustment recorded as a reduction to other income in August 1994 ($32,000).

    For the current quarter, other income increased $56,000 due to the absence of the aforementioned Massachusetts sales tax adjustment and the lower level of equity earnings and the timing of dividend payments relating to the Company's equity investment in its nuclear generating units ($25,000).

    Interest charges through September 30, 1995 increased 5% due to a higher level of short-term borrowings from associated companies and higher interest rates ($221,000) offset, somewhat, by an increase in the debt component of allowance for funds used during construction ($60,000) due to a greater level of construction activity.

    Regulatory Matters

    Electric Industry Restructuring

    On August 16, 1995, the DPU issued an order calling for the restructuring of the electric utility industry in Massachusetts. The stated purpose of the restructuring effort is to allow customers more flexibility in choosing their electric service provider and to develop an efficient industry structure and regulatory framework that minimizes long-term costs to consumers while maintaining the safety and reliability of electric services with minimum

<PAGE 12>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

impact on the environment. The electric utility industry will ultimately be functionally separated into three segments to help meet this objective: generation, distribution and transmission. A coalition of state agencies, businesses, environmental groups and utility companies, including the Company, worked together sharing ideas and opinions and proposed eighteen principles for a restructured electric utility industry. The DPU agreed with several of the coalition's suggestions and, in its order, identified the following seven principles:

    (1)  provide the broadest possible customer choice;

    (2) provide all customers with an opportunity to share in the benefits of increased competition;

    (3)  ensure full and fair competition in power generation markets;

    (4) functionally separate generation, transmission and distribution services;

    (5) ensure electric service to all customers, including low-income customers;

    (6)  support and further the goals of environmental regulation; and

    (7)  provide incentives for better utility performance.

    Also, five principles to guide the transition from a regulated to a competitive industry structure were established in the order. These principles are:

    (1)  honor existing commitments;

    (2)  separate component costs of electricity on customer bills;

    (3)  seek to provide near-term rate relief;

    (4)  maintain conservation programs; and

    (5) ensure that the transition is orderly and expeditious while minimizing customer confusion.

    In addition, the order cites that utilities should have a reasonable opportunity to recover stranded costs associated with commitments previously incurred to provide reliable electric service.

    All utilities are required to submit proposals detailing how they plan to move into a competitive market structure. The Company's proposal is due by August 16, 1996.

    Stranded Investment Charge Approved

    On September 29, 1995, the DPU issued a ruling largely approving four rate tariffs, including a Customer Transition Charge (CTC), that were filed by the Company on March 15, 1995. The CTC will protect remaining customers from paying certain costs, often referred to as stranded investment costs, that

<PAGE 13>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

were incurred to provide electric service to large customers that meet certain usage requirements and remain within the Company's service area but decide to purchase their power from another source or generate their own power. These costs include long-term power contracts entered into to meet projected energy requirements, investments in substations, underground and overhead lines and current and future decommissioning costs associated with nuclear plants. This ruling is believed to be the first retail stranded cost charge approved nationally and follows the aforementioned restructuring order which endorsed, in principle, the recovery of stranded investment costs.

    Through the CTC, the Company will initially recover 75% of net stranded investment costs as calculated by the Company in its proposal. The Company's other rates include the Supplemental Service Rate, the Standby Service Rate and the Maintenance Service Rate each of which were approved with only minor changes. The Company is encouraged by the DPU's position on recovery of stranded investment costs and expects to address recovery of the remaining 25% in its restructuring filing.

      Rate Settlement Agreement

    In May 1995, the DPU approved a settlement proposal sponsored jointly by the Company and the Attorney General of Massachusetts which resolved issues related to cost of service, rates, accounting matters and generating unit performance reviews. The Company's agreement:

    (1) implements a $1.5 million refund to the Company's customers through the Fuel Charge during the third and fourth quarters of 1995 including its share of excess deferred tax reserves related to Seabrook Unit 1 refunded in May 1995 to the Company by Canal;

    (2) allows the Company to defer certain long-term purchased power and transmission capacity costs in excess of the amount of such capacity costs currently included in the Company's base rates up to an annual amount of $2 million for recovery in its next general retail base rate case;

    (3) prohibits the Company from seeking recovery of costs it incurred in obtaining cost savings through a work force reduction and restructuring, totaling approximately $400,000; and

    (4) includes the DPU's withdrawal of all related requests, appeals, motions or other issues raised by parties regarding certain generating unit performance reviews.

    The Company's management is encouraged by the support provided through the Office of the Attorney General and believes that this settlement will eliminate the need for potentially costly litigation and regulatory proceedings and, by moderating rate impacts and enabling the Company to remain competitive in a changing environment, the settlement is in the best interest of the Company and its customers.

<PAGE 14>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

             The Company is subject to legal claims and matters arising from its course of business.

Item 5.  Other Information

             Effective October 1, 1995, John A. Whalen, formerly the Company's Comptroller, was appointed Vice President and General Manager of COM/Energy Services Company, an affiliate of the Company. James D. Rappoli, the Company's Financial Vice President and Treasurer, assumed Mr. Whalen's former duties as Comptroller.

Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits

         Filed herewith:

         Exhibit 27 Financial Data Schedule for the nine months ended September 30, 1995 (Filed herewith as Exhibit 1).

   (b)   Reports on Form 8-K

         No reports on Form 8-K were filed during the three months ended September 30, 1995.

<PAGE 15>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

                                   SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          CAMBRIDGE ELECTRIC LIGHT COMPANY
                                                    (Registrant)


                                          Principal Financial and
                                          Accounting Officer:



                                          JAMES D. RAPPOLI
                                          James D. Rappoli,
                                          Financial Vice President
                                            and Treasurer




Date:   November 13, 1995