Form 10-K
period 1995-12-31
CAMBRIDGE ELECTRIC LIGHT CO
filed 1996-03-29
CIK 16573

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

       For the fiscal year ended December 31, 1995

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

                                               Outstanding at
           Class of Common Stock               March 15, 1996
        Common Stock, $25 par value            346,600 shares

The Company meets the conditions set forth in General Instruction J(1)(a) and
(b) of Form 10-K as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.

Documents Incorporated by Reference           Part in Form 10-K
                None                           Not Applicable

              List of Exhibits begins on page 38 of this report.

<PAGE 2>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY
                       FORM 10-K      DECEMBER 31, 1995
                               TABLE OF CONTENTS

                                    PART I
                                                                  PAGE

Item  1. Business..............................................    3

            General............................................    3
            Electric Power Supply..............................    3
            New England Power Pool.............................    5
            Energy Mix.........................................    5
            Regulation.........................................    5
               (a) Wholesale Rate Proceedings..................    5
               (b) Rate Settlement Agreement.................      6
               (c) Cost Recovery...............................    7
                     Rate Schedule.............................    7
                     Purchased Power...........................    7
                     Conservation and Load Management Programs.    7
                     Customer Transition Charge...............     7
               (d) Electric Industry Restructuring.............    8
               (e) Potential Impact of Regulatory
                       Restructuring...........................    9
            Competition........................................    9
            Environmental Matters..............................   10
            Construction and Financing.........................   10
            Employees..........................................   11

Item  2. Properties............................................   11

Item  3. Legal Proceedings.....................................   11

                                    PART II

Item  5. Market for the Registrant's Common Stock and Related
         Stockholder Matters...................................   12

Item  7. Management's Discussion and Analysis of Results of
         Operations............................................   13

Item  8. Financial Statements and Supplementary Data...........   16

Item  9. Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure...................   16

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports
         on Form 8-K...........................................   37


Signatures.....................................................   50

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

    By virtue of its charter, which is unlimited in time, the Company distributes electricity without direct competition in kind from any privately or municipally-owned utility. Alternate sources of energy are available to customers within the service territory. In early 1995, the Massachusetts Institute of Technology, one of the Company's largest customers, completed and placed into service a natural gas cogeneration facility which will meet approximately 94% of their power needs. For further information on this facility refer to the "Customer Transition Charge" section discussion which follows.

    Of the Company's 1995 retail electric unit sales, 11.8% was sold to residential customers, 81.7% to commercial customers, 5.9% to industrial customers and 0.6% to municipal and other customers.

    Electric Power Supply

    The Company owns generating facilities with a total capacity of 112.5 MW, of which 49.5 MW is used for peaking purposes. The Company relies primarily on purchased power to meet its energy requirements.

    Power purchases for the Company and Commonwealth Electric Company (Common-wealth Electric), the other wholly-owned electric distribution subsidiary of the System, are arranged in accordance with their requirements. These arrangements include purchases from Canal Electric Company (Canal), another wholly-owned subsidiary of the System. Canal is a wholesale electric generating company located in Sandwich, Massachusetts and is an important source of purchased power for the Company. Under long-term contracts, system entitlements include one-quarter (141.5 MW) of the capacity and energy of Canal Unit 1 and one-half (290 MW) of the capacity and energy of Canal Unit 2.

<PAGE 4>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

The Company's entitlements in these units are 28.2 MW and 57.8 MW, respectively.

    Pursuant to a Capacity Acquisition and Disposition Agreement (CADA), Canal seeks to secure bulk electric power on a single system basis to provide cost savings for the customers of the Company and Commonwealth Electric. The CADA has been accepted for filing as an amendment to Canal's FERC rate schedule and allows Canal to act on behalf of the Company and Commonwealth Electric in the procurement of additional capacity for one or both companies. The CADA is in effect for Seabrook 1 and Phases I and II of Hydro-Quebec. Exchange agree-ments are in place with these utilities whereby, in certain circumstances, it is possible to exchange capacity so that the mix of power improves the pricing for dispatch for both the seller and the purchaser. Power contracts are in place whereby Canal bills or credits the Company and Commonwealth Electric for the costs or revenues associated with these facilities. The Company and Commonwealth Electric, in turn, have billed or are billing these charges (net of revenues from sales) to their customers through rates subject to DPU approval.

    The Company also has equity ownership interests (2 1/2% to 4 1/2%) in three operating nuclear units located in New England with power entitlements totaling 67.6 MW. One of the operating nuclear units, located in Wiscasset, Maine and operated by Maine Yankee Atomic Power Company (Maine Yankee), was experiencing degradation of its steam generator tubes, principally in the form of circumferential cracking, which until early 1995 was believed to be limited to a relatively small number of tubes. During a refueling and maintenance outage that began in early February 1995, Maine Yankee, through the use of new inspection methods, detected increased degradation involving approximately 60% of the tubes which was well beyond Maine Yankee's expectations.

    After carefully evaluating alternative courses of action to remedy this situation, Maine Yankee in late May declared it would perform repairs by sleeving all 17,000 steam generator tubes. Repairs, which cost approximately $26 million including the Company's share of $1 million, began in June and were completed in December 1995. The unit was returned to partial service in January 1996.

    In addition, the Company has entitlements of 19.7 MW and 8.1 MW through Canal's equity ownership in Hydro-Quebec Phase II and joint-ownership in the Seabrook nuclear unit, respectively.

    Additionally, on February 26, 1992, Yankee Atomic Electric Company's Board of Directors decided to permanently cease power operation at a nuclear unit located in Rowe, Massachusetts and, in time, decommission the facility. The Company has a 2% interest in this facility. For further information, refer to
Note 3(e) of Notes to Financial Statements filed under Item 8 of this report.

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

<PAGE 5>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

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

    The reserve requirements used by NEPOOL participants in planning future additions are determined by NEPOOL to meet the reliability criteria recom-mended by the NPCC. The system estimates that, during the next ten years, reserve requirements so determined will be in the range of 20% to 25% of peak load.

    Energy Mix

    The Company's energy mix, including purchased power, was as follows:

                                     1995       1994      1993

        Oil                           23%        31%       43%
        Nuclear                       36         43        44
        Natural gas                   40         25        12
        Hydro                          1          1         1
          Total                      100%       100%      100%

    The Company's energy mix shifted during 1994 from oil to natural gas and other types of generation due to the availability of capacity from an independent power producing facility and an effort to reduce its reliance on oil. The lower oil component in 1995 reflects Canal Unit 1 being off-line for the first seven months of the year and an additional outage period of nearly one month during the fourth quarter. In addition to power purchases, the Company is actively pursuing sales of certain available capacity to utilities in and outside the New England region.

    Regulation

    (a) Wholesale Rate Proceedings

    The Company provides power supply and transmission services to its FERC-jurisdictional wholesale customers. The Company requires FERC approval to change its wholesale rates, including those to the Municipal Light Department of the Town of Belmont, Massachusetts (Belmont), a "partial requirements"

<PAGE 6>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

customer since 1986. Since February 1993 Belmont has taken power supply service under a FERC approved Net Requirements Power Supply Agreement.

    In 1993, the Company and Belmont began negotiations for a new transmission service agreement. The negotiations were not successful. On June 29, 1994 the Company filed for approval with the FERC a new transmission service agreement for service to Belmont. The FERC accepted the rates effective January 25, 1995, subject to refund. At the same time, an investigation was opened by the FERC to determine the reasonableness of both the existing transmission tariff rates to Belmont and the proposed transmission service agreement with Belmont. Both Belmont and FERC staff intervened in the investigation. The Company filed its case with the FERC on October 25, 1994 and evidentiary hearings were held in March 1995.

    An Initial Decision (ID) of the Presiding Administrative Law Judge was issued on September 14, 1995. In the ID the Administrative Law Judge found that the Company's existing transmission tariff rates were just and reasonable. The Administrative Law Judge identified a number of revisions to the filed transmission service agreement which effectively reduced the rates to Belmont. In October 1995, the parties filed briefs on exceptions to the Administrative Law Judge's ID. The Company awaits final FERC action on this investigation.

    (b) Rate Settlement Agreement

    In May 1995, the DPU approved settlement proposals sponsored jointly by the Company, Commonwealth Electric and the Attorney General of Massachusetts which resolved issues related to cost of service, rates, accounting matters and generating unit performance reviews.

    The Company's settlement agreement: (1) implemented a $1.5 million refund to the Company's customers through its Fuel Charge during the third and fourth quarters of 1995 including its share of excess deferred tax reserves related to Seabrook Unit 1 refunded in May 1995 to the Company by Canal Electric; (2) allows the Company to defer certain long-term purchased power and transmission capacity costs in excess of the amount of such capacity costs currently included in the Company's base rates up to an annual amount of $2 million for recovery in its next general retail base rate case; (3) prohibits the Company from seeking recovery of costs it incurred in obtaining cost savings through a work force reduction and restructuring, totaling approximately $400,000; and
(4) includes the DPU's withdrawal of all related requests, appeals, motions or other issues raised by parties regarding certain generating unit performance reviews.

    The system's management is encouraged by the support provided through the Office of the Attorney General and believes that these settlements will eliminate the need for potentially costly litigation and regulatory proceedings and, by moderating rate impacts and enabling the system to remain competitive in a changing environment, the settlements are in the best interest of the system and its customers and shareholders.

<PAGE 7>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

    (c) Cost Recovery

        Rate Schedule

    The Company files a FC rate schedule, subject to DPU regulation, under which the Company is allowed current recovery from retail customers of costs of fuel used in electric generation and a substantial portion of purchased power, demand and transmission costs. This schedule requires the quarterly computation and DPU approval of a FC decimal based on forecasts of fuel, electricity purchased for resale and transmission costs and billed unit sales for each period. To the extent that collections under the rate schedule do not match actual costs for a given calendar quarter, an appropriate adjustment is reflected in the calculation of the Company's decimal for the next calendar quarter.

        Purchased Power

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

    Revenues collected through base rates are generally designed to reimburse the Company for all costs of operation other than fuel, the energy portion of purchased power, transmission and C&LM costs while providing a fair return on capital invested in the business. However, as a result of a DPU-mandated recovery mechanism for capacity-related costs associated with certain long-term purchased power contracts, the Company, because it collects through base rates a portion of its capacity-related purchased power costs associated with certain long-term power arrangements, has experienced a revenue excess or shortfall when unit sales and/or the costs recoverable in base rates vary from test-period levels. This issue, which has had a significant impact on the Company's net income, was addressed in a settlement agreement approved by the DPU in May 1995 which permits deferral of up to $2 million for these capacity-related purchased power costs. (Refer to the "Rate Settlement Agreement" section for additional details.)

        Conservation and Load Management Programs

    The Company has implemented a variety of cost-effective conservation and load management (C&LM) programs for its customers which are designed to reduce future energy use. On June 30, 1993, the DPU issued an order in Phase I of a C&LM cost recovery filing made by the Company and Commonwealth Electric which allows the recovery of "lost base revenues" from electric customers. The recovery of lost base revenues is employed by the DPU to encourage effective implementation of C&LM programs. These and other C&LM costs are recovered through a Conservation Charge decimal. The KWH savings that are realized as a result of the successful implementation of C&LM programs serve as the basis for determining lost base revenues.

        Customer Transition Charge

    On September 29, 1995, the DPU issued a ruling largely approving four rate

<PAGE 8>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

tariffs, including a Customer Transition Charge (CTC), that were filed by the Company on March 15, 1995 following the completion by the Massachusetts Institute of Technology (MIT) of a 19 MW natural gas-fired cogeneration facility that will meet approximately 94% of MIT's power, heating and cooling requirements. The CTC will protect remaining customers from paying certain costs, often referred to as stranded investment costs, that were incurred in the event that the Company's largest customers discontinue full service, yet still remain connected for back-up and other services. These costs include long-term power contracts entered into to meet projected energy requirements, investments in substations, underground and overhead lines and current and future decommissioning costs associated with nuclear plants. This ruling is believed to be the first retail stranded cost charge approved nationally and follows the DPU restructuring order (discussed below) which endorsed, in principle, the recovery of stranded investment costs.

    MIT appealed the CTC ruling to the FERC and the Massachusetts Supreme Judicial Court (SJC). On February 29, 1996, the FERC denied MIT's appeal seeking relief from paying the CTC. The FERC ruled that the CTC does not discriminate against MIT as a qualifying facility and that stranded costs are to be resolved at the state level. The appeal before the SJC is still pending but the FERC's action will be a factor that the SJC will consider.

    Through the CTC, the Company will initially recover 75% of net stranded investment costs as calculated in its proposal. The Company's other rates include a Supplemental Service Rate, a Standby Service Rate and a Maintenance Service Rate each of which were approved with only minor changes. The Company is encouraged by the DPU's position on recovery of stranded investment costs and expects to address recovery of the remaining 25% in its restructuring filing.

    (d) Electric Industry Restructuring

    On August 16, 1995, the DPU issued an order calling for the restructuring of the electric utility industry in Massachusetts. The stated purpose of the restructuring effort is to allow customers more flexibility in choosing their electric service provider and to develop an efficient industry structure and regulatory framework that minimizes long-term costs to consumers while maintaining the safety and reliability of electric services with a minimum impact on the environment. The electric utility industry will ultimately be functionally separated into three segments to help meet this objective: generation, transmission and distribution.

    In February 1996, certain utilities submitted required proposals detailing how they plan to move into a competitive market structure. Since that time, the DPU has given notice of a generic proceeding that will focus on many of the policy issues raised in the DPU's original order. Each of the state's electric utilities, together with other interested parties, will participate in this proceeding. The purpose of this generic proceeding is to establish a set of rules governing the restructuring of the electric industry in Massachusetts. These generic rules would set the basis for the DPU's review of each of the utility-specific restructuring proposals. The proposal to be submitted jointly by the Company and Commonwealth Electric (the Companies) is due in September 1996. Management is unable to predict the ultimate outcome of these proceedings.

<PAGE 9>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

    On February 15, 1996, in response to the DPU's initial restructuring order, the Companies announced one element of the proposal entitled "Competitive Challenge" in which the Companies would voluntarily put their power capacity entitlements (1,140 MW) to a market test in an effort to develop a competitive market whereby customers would have the flexibility of choosing their electric supplier. The proposal calls for the auctioning in a competitive market of entitlements in all twenty-one contracts, including contracts held by the Companies involving the System's generating subsidiary Canal Electric. The proposal provides for total recovery of the difference between the current market value of the Companies' power contracts and their original unavoidable costs. This difference, considered to be a stranded cost, would be recovered through a non-bypassable access charge paid over an appropriate time period by all customers in the Companies' service areas.

    The auction approach has received initial positive reviews from the Commonwealth of Massachusetts Division of Energy Resources and the Office of the Attorney General.

    (e) Potential Impact of Regulatory Restructuring

    Based on the current regulatory framework, the Company accounts for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." The Company has established various regulatory assets in cases where the DPU and/or the FERC have permitted or are expected to permit recovery of specific costs over time. The regulatory assets amounted to $7.8 million (5.7% of total assets) as of December 31, 1995. Similarly, the regulatory liabilities established by the Company are required to be refunded to customers over time. In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. Management does not expect that the effects of SFAS No. 121, which the Company adopted on January 1, 1996, will have a material impact on its financial position or results of operations. However, this conclusion may change in the future as changes are made in the current regulatory framework pursuant to the aforementioned electric utility restructuring order issued by the DPU.

    Competition

    The Company continues to develop and implement strategies that deal with the increasingly competitive environment facing the electric business. The inherently high cost of providing energy services in the Northeast has placed the region at a competitive disadvantage as more customers begin to explore alternative energy supply options. Many state and federal government agencies are considering implementing programs under which utility and non-utility generators can sell electricity to customers of other utilities without regard to previously closed franchise service areas. In 1994, the DPU began an inquiry into incentive ratemaking and in February 1995 opened an investigation into electric industry restructuring that led to the aforementioned restructuring order.

<PAGE 10>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

    In March 1994, the Company was successful in negotiating a seven-year service agreement with Harvard University, whose sales in 1995 and 1994 accounted for approximately 9.4% and 8.5%, respectively, of the Company's total unit sales for those years.

    As part of its commitment to meet the demands of a new, competitive electric market, the Company began marketing products specially designed for the residential and commercial customer. Products offered to residential customers through the Company include carbon monoxide detectors and a home safety kit containing tests for: lead in paint and water; radiation leaks from microwave ovens; drinking water safety; carbon monoxide; and radon gas.

    Products offered to smaller commercial customers include: an energy consumption monitor that will monitor two devices simultaneously, such as refrigeration and air-conditioning equipment and at the same time provide information about energy consumption and cost; a voltage scanner for sensitive equipment; electric power surge protectors; and power-plug loggers that monitor the KWH usage on a particular piece of electrical equipment.

    For larger commercial or industrial customers, enhanced services focus on information systems, utilizing real-time monitoring software so customers are educated about their usage patterns, electrotechnologies in manufacturing processes so customers can increase profits and competitive advantages in the marketplace, engineering services, energy audit services, maintenance management programs, and demand-side management programs.

    In addition, the Company is actively involved with the Chamber of Commerce in each operating district as well as local and state economic development offices. Information on foreign trade zones, tax incentive programs and financial and lending institutions is provided to businesses to attract and encourage relocation or expansion in the Company's region.

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

    Construction and Financing

    Information concerning the Company's construction and financing programs is contained in Note 3(a) of the Notes to Financial Statements filed under
Item 8 of this report.

<PAGE 11>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

    Employees

    The Company has 155 regular employees, 115 employees (74%) are represented by the Utility Workers' Union of America, A.F.L.-C.I.O. The existing collective bargaining agreement expires September 1, 1998. Employee relations have generally been satisfactory.

Item 2. Properties

    The Company owns and operates two steam generating plants and two gas turbine units located in Cambridge with a total capability of 112.5 MW together with an integrated system of distribution lines and substations.

    At December 31, 1995, the Company's electric transmission and distribution system consisted of 93 pole miles of overhead lines, 691 cable miles of underground line, 217 substations and 45,059 active customer meters.

Item 3. Legal Proceedings

    The Company is an intervenor in an appeal at the Massachusetts Supreme Judicial Court (SJC) filed by MIT of a decision by the DPU approving a customer transition charge (CTC) that allows the Company to recover certain stranded investment costs. MIT filed its appeal at the SJC on October 19, 1995, and requests that the SJC set aside the DPU's decision approving the Company's CTC. MIT alleges that the CTC is contrary to the requirements of the Public Utility Regulatory Policies Act of 1978, that the DPU's establishment of the CTC constitutes retroactive ratemaking and is in excess of the DPU's statutory authority, and that the level of stranded investment costs to be recovered through the CTC is unsupported by the record. The parties to this proceeding are MIT, the DPU and the Company. The Company intends to present legal and policy arguments in support of the DPU's September 29, 1995 decision. The position taken by the Company will be consistent with its position in MIT's appeal at the FERC. Management is encouraged by the favorable decision rendered by the FERC. For additional information refer to "Cost Recovery" section in Item 1 of this report.

<PAGE 12>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

                                   PART II.

Item 5.   Market for the Registrant's Common Stock and Related
          Stockholder Matters

      (a) Principal Market

          Not applicable. The Company is a wholly-owned subsidiary of Commonwealth Energy System.

      (b) Number of Stockholders at December 31, 1995

          One

      (c) Frequency and Amount of Dividends Declared in 1995 and 1994

                      1995                            1994
                            Per Share                       Per Share
          Declaration Date    Amount      Declaration Date    Amount

          January 25, 1995     $ 2.90     January 21, 1994     $ 2.59
          April 28, 1995         1.15     April 25, 1994         3.10
          July 24, 1995          3.00     July 18, 1994          2.00
          November 14, 1995      7.50     October 24, 1994      10.00
                               $14.55                          $17.69

          Reference is made to Note 7 of the Notes to Financial Statements filed under Item 8 of this report for the restriction against the payment of cash dividends.

      (d) Future dividends may vary depending on the Company's earnings and capital requirements as well as financial and other conditions existing at that time.

<PAGE 13>

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

    A summary of the period to period changes in the principal items included in the accompanying statements of income for the years ended December 31, 1995 and 1994 and unit sales for these periods is shown below:

                                        Years Ended          Years Ended
                                        December 31,         December 31,
                                       1995 and 1994        1994 and 1993
                                             Increase (Decrease)
                                           (Dollars in Thousands)

Electric Operating Revenues          $(4 906)   (3.8)%    $ 2 187     1.7%

Operating Expenses:
 Fuel used in electric production       (125)   (4.1)         644    27.1
 Electricity purchased for resale     (3 223)   (4.4)      (1 464)   (2.0)
 Transmission                           (345)   (4.8)        (513)   (6.6)
 Other operation and maintenance        (282)   (1.2)      (1 899)   (7.2)
 Depreciation                             97     2.4          235     6.2
 Taxes -
   Federal and state income             (537)  (16.5)       1 810   124.7
   Local property and other              114     3.0          195     5.5
                                      (4 301)   (3.6)        (992)   (0.8)

Operating Income                        (605)   (6.0)       3 179    46.2

Other Income                               4     1.6            3     1.2

Income Before Interest Charges          (601)   (5.8)       3 182    44.6

Interest Charges                         203     5.0           41     1.0

Net Income                           $  (804)  (12.9)     $ 3 141   101.3


Unit Sales (MWH)
 Retail                                9 320     0.7      (14 748)   (1.1)
 Sales for resale                   (160 059)  (52.7)       2 831     0.9
   Total unit sales                 (150 739)   (9.3)     (11 917)   (0.7)

<PAGE 14>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

Unit Sales

    The following is a summary of unit sales and customers for the periods indicated:

                                         Years Ended December 31,
                                1995               1994               1993
                                          %                  %
                                        Change             Change
 Unit Sales (MWH):
   Residential                 157 355    0.9     155 986    0.2     155 638
   Commercial                1 089 187    1.3   1 074 726    1.5   1 091 365
   Industrial                   78 063   (7.6)     84 471    2.1      82 706
   Municipal and other           8 014   (1.3)      8 116   (2.7)      8 338
     Total retail            1 332 619    0.7   1 323 299   (1.1)  1 338 047
   Wholesale                   143 565  (52.7)    303 624    0.9     300 793
     Total                   1 476 184   (9.3)  1 626 923   (0.7)  1 638 840

 Customers:
   Residential                  37 686   (0.2)     37 758     -       37 752
   Commercial                    6 458    1.0       6 393    0.9       6 339
   Industrial                       57   (1.7)         58   (1.7)         59
   Municipal and other             302    1.7         297    2.1         291
     Total                      44 503     -       44 506    0.1      44 441

    For 1995, the Company's total unit sales decreased 9.3% and reflects a significant decrease in wholesale sales to NEPOOL due to changes in the Company's capacity needs. Retail unit sales increased slightly and reflect moderate increases in the commercial and residential sectors.

    In 1994, despite a slight increase in retail customers, primarily commercial, retail unit sales decreased 1.1% due primarily to a decline in sales to a large municipal customer. This decrease also reflects a lower demand for power from residential, commercial and municipal customers during the fourth quarter of 1994 due to milder weather conditions compared to both normal and the fourth quarter of 1993.

Operating Revenues

    Operating revenues for 1995 declined $4.9 million (3.8%) due primarily to decreases in wholesale unit sales, electricity purchased for resale ($3.2 million), C&LM charges ($764,000), transmission charges ($345,000), and fuel costs ($125,000) offset, in part, by a small increase in retail unit sales. Also impacting the change in operating revenues was the implementation of a $1.5 million rate refund pursuant to the May 1995 settlement agreement discussed in Item 1.

    The recovery of lost base revenues through the operation of a CC decimal is allowed by the DPU to encourage effective implementation of C&LM programs. To the extent that current costs associated with C&LM programs increase or decrease from period to period based on customer participation, a corresponding change will occur in revenue.

<PAGE 15>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

    Operating revenues increased $2.2 million or 1.7% in 1994 due primarily to new base rates for the Company which became effective June 1, 1993 offset, in part, by a lower level C&LM program costs ($1.7 million), a decline in purchased power of $1.5 million and the lower level of total unit sales.

    As a result of a DPU mandated recovery mechanism implemented in 1993 for capacity-related costs associated with certain long-term purchased power contracts, the Company has experienced a revenue excess or shortfall when unit sales and/or the costs recoverable in base rates vary from test-period levels. This issue, which has had a significant impact on net income, was addressed in a settlement agreement approved by the DPU in May 1995 (refer to the "Cost Recovery" section in Item 1 of this report for additional details). During 1995 and 1994, the Company overrecovered approximately $900,000 and $3.2 million, respectively, resulting in an increase to net income of approximately $545,000 and $2 million, respectively.

    The following is an analysis of revenue components for the years 1995, 1994 and 1993:

                                            Years Ended December 31,
                                     1995            1994            1993
                                            (Dollars in Thousands)
                                              %               %
                                            Change          Change
 Electric revenues:
    Costs recovered in Fuel
      or Conservation Charge       $ 47 907  (8.9) $ 52 610 (13.5) $ 60 808
    Certain power costs
      recovered in base rates        31 727   0.8    31 481  19.7    26 294
    Other revenue recoveries (*)     43 720  (1.0)   44 169  13.3    38 971
  Total revenues                   $123 354  (3.8) $128 260   1.7  $126 073

    (*) Includes sales for resale and other base rate revenues.

Electricity Purchased For Resale, Transmission and Fuel

    To satisfy demand requirements and provide required reserve capacity, the Company purchases power on a long and short-term basis through entitlements pursuant to power contracts with other New England and Canadian utilities, Qualifying Facilities and other non-utility generators through a competitive bidding process that is regulated by the DPU. The Company supplements these sources with its own generating capacity.

    During 1995, purchased power, transmission and fuel costs decreased $3.7 million or 4.5% due primarily to a $3.2 million reduction in purchased power costs which reflects the unavailability of Canal Electric Company's (Canal) Unit 1 due to a combination of scheduled maintenance and other repairs which kept the unit out of service from January until August 1995. In addition, a nuclear unit remained out of service for most of 1995 while undergoing extensive generator repairs.

    Purchased power, transmission and fuel costs decreased $1.3 million (1.6%) in 1994 due primarily to decreased sales to a large municipal customer.

<PAGE 16>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

Other Operation and Maintenance

    During 1995, other operation decreased $887,000 (4.1%) due primarily to a decline in liability insurance ($856,000) due to adjustments to insurance accruals that reflect better than anticipated experience, lower C&LM costs ($764,000) and a decline in the provision for bad debts reflecting improved collection experience ($234,000). This was offset, in part, by higher costs for labor ($669,000) and postretirement benefits ($366,000). Maintenance costs increased $605,000 due primarily to repairs to the Company's Kendall and Blackstone generating units.

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

Depreciation and Taxes

    Depreciation expense increased 2.4% and 6.2% in 1995 and 1994, respectively, due to higher levels of depreciable property, plant and equipment. Federal and state income taxes decreased during 1995 by approximately 17% due to a lower level of pretax income. A higher level of pretax income contributed to the 1994 increase of $1.8 million. Local property and other taxes increased in 1995 due to higher rates and assessments along with a slight increase in payroll-related taxes ($64,000). Lower property assessments were an offsetting factor to the 1994 increase of 5.5%.

Other Income and Interest Charges

    There were no significant changes to other income during 1995 and 1994. Interest charges during 1995 increased 5% due to a higher level of short-term borrowings and higher short-term interest rates (6.1% in 1995 versus 4.3% in 1994) offset, somewhat, by an increase in the debt component of allowance for funds used during construction (AFUDC) ($82,000).

    Despite a lower average level of short-term borrowings, total interest charges increased slightly in 1994 due to higher short-term rates offset, in part, by an increase in the debt component of AFUDC reflecting an increase in construction-work-in-progress during 1994.

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

<PAGE 17>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

Item 8. Financial Statements and Supplementary Data


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Cambridge Electric Light Company:

    We have audited the accompanying balance sheets of CAMBRIDGE ELECTRIC LIGHT COMPANY (a Massachusetts corporation and wholly-owned subsidiary of Commonwealth Energy System) as of December 31, 1995 and 1994, and the related statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1995. These financial statements and schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cambridge Electric Light Company as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended
December 31, 1995, in conformity with generally accepted accounting principles.

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

Boston, Massachusetts
February 16, 1996.

<PAGE 18>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY
                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                   PART II.


FINANCIAL STATEMENTS

      Balance Sheets at December 31, 1995 and 1994

      Statements of Income for the Years Ended December 31, 1995,
      1994 and 1993

      Statements of Retained Earnings for the Years Ended December 31, 1995, 1994 and 1993

      Statements of Cash Flows for the Years Ended December 31, 1995, 1994 and 1993

      Notes to Financial Statements


                                   PART IV.


SCHEDULES

      I Investments in, Equity in Earnings of, and Dividends Received From Related Parties for the Years Ended December 31, 1995, 1994 and 1993

      II Valuation and Qualifying Accounts for the Years Ended December 31, 1995, 1994 and 1993

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

<PAGE 19>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY
                                BALANCE SHEETS
                          DECEMBER 31, 1995 AND 1994
                                    ASSETS



                                                     1995           1994
                                                    (Dollars in Thousands)

PROPERTY, PLANT AND EQUIPMENT, at original cost     $156 925       $148 855
  Less - Accumulated depreciation                     58 839         55 618
                                                      98 086         93 237
  Add - Construction work in progress                  1 225          3 541
                                                      99 311         96 778

INVESTMENTS
  Equity in nuclear electric power companies           9 224          9 164
  Other                                                    5              5
                                                       9 229          9 169

CURRENT ASSETS
  Cash                                                   239            376
  Accounts receivable -
    Affiliated companies                               2 140            917
    Customers, less reserves of $490,000 in 1995
      and $471,000 in 1994                            10 534          9 835
  Unbilled revenues                                    1 769          3 088
  Inventories, at average cost -
    Materials and supplies                               511            577
    Electric production fuel oil                         796            804
  Prepaid property taxes                               1 690          1 702
  Other                                                  872            730
                                                      18 551         18 029

DEFERRED CHARGES
  Yankee Atomic purchased power contract               4 504          8 163
  Other                                                5 447          5 570
                                                       9 951         13 733

                                                    $137 042       $137 709













  The accompanying notes are an integral part of these financial statements.

<PAGE 20>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY
                                BALANCE SHEETS
                          DECEMBER 31, 1995 AND 1994
                        CAPITALIZATION AND LIABILITIES



                                                     1995           1994
                                                    (Dollars in Thousands)
CAPITALIZATION
  Common Equity -
    Common stock, $25 par value -
      Authorized and outstanding -
        346,600 shares in 1995 and 1994,
        wholly-owned by Commonwealth
        Energy System (Parent)                      $  8 665       $  8 665
    Amounts paid in excess of par value               27 953         27 953
    Retained earnings                                  7 561          7 166
                                                      44 179         43 784
  Long-term debt, including premiums, less
    current sinking fund requirements and
    maturing debt                                     21 865         42 027
                                                      66 044         85 811
CURRENT LIABILITIES
  Interim Financing -
    Notes payable to banks                             2 675          2 175
    Advances from affiliates                           2 425            550
    Maturing long-term debt                           20 000            -
                                                      25 100          2 725
  Other Current Liabilities -
    Current sinking fund requirements                    160            160
    Accounts payable -
      Affiliated companies                             3 787          4 212
      Other                                            8 870          8 359
    Accrued taxes -
      Local property and other                         1 690          1 711
      Income                                             731            667
    Accrued interest                                     973            994
    Other                                              1 272          1 878
                                                      17 483         17 981
                                                      42 583         20 706
DEFERRED CREDITS
  Accumulated deferred income taxes                   13 882         12 639
  Unamortized investment tax credits                   1 941          2 035
  Yankee Atomic purchased power contract               4 504          8 163
  Other                                                8 088          8 355
                                                      28 415         31 192
COMMITMENTS AND CONTINGENCIES

                                                    $137 042       $137 709






  The accompanying notes are an integral part of these financial statements.

<PAGE 21>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY
                             STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                             1995        1994        1993
                                                (Dollars in Thousands)

ELECTRIC OPERATING REVENUES                $123 354    $128 260    $126 073

OPERATING EXPENSES
  Fuel used in electric production            2 895       3 020       2 376
  Electricity purchased for resale           69 415      72 638      74 102
  Transmission                                6 861       7 206       7 719
  Other operation                            20 617      21 504      23 206
  Maintenance                                 3 404       2 799       2 996
  Depreciation                                4 127       4 030       3 795
  Taxes -
    Income                                    2 725       3 262       1 452
    Local property                            3 017       2 968       2 683
    Payroll and other                           835         770         860
                                            113 896     118 197     119 189

OPERATING INCOME                              9 458      10 063       6 884

OTHER INCOME                                    258         254         251

INCOME BEFORE INTEREST CHARGES                9 716      10 317       7 135

INTEREST CHARGES
  Long-term debt                              3 776       3 788       3 797
  Other interest charges                        638         341         246
  Allowance for borrowed funds used
    during construction                        (136)        (54)         (9)
                                              4 278       4 075       4 034

NET INCOME                                 $  5 438    $  6 242    $  3 101


















  The accompanying notes are an integral part of these financial statements.

<PAGE 22>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY
                        STATEMENTS OF RETAINED EARNINGS
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993




                                             1995        1994        1993
                                                (Dollars in Thousands)

Balance at beginning of year                $ 7 166     $ 7 056     $ 6 156
Add (Deduct):
  Net income                                  5 438       6 242       3 101
  Cash dividends on common stock             (5 043)     (6 132)     (2 201)
Balance at end of year                      $ 7 561     $ 7 166     $ 7 056









































  The accompanying notes are an integral part of these financial statements.

<PAGE 23>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY
                           STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                             1995        1994        1993
                                                (Dollars in Thousands)

OPERATING ACTIVITIES
  Net income                                $ 5 438     $ 6 242     $ 3 101
  Effects of noncash items -
    Depreciation and amortization             4 258       4 323       3 989
    Deferred income taxes                     1 067         917       1 081
    Investment tax credits                      (94)        (95)        (95)
    Earnings from corporate joint ventures   (1 111)     (1 189)     (1 069)
  Dividends from corporate joint ventures     1 051       1 084       1 099
  Change in working capital, exclusive
    of cash and interim financing -
      Accounts receivable and unbilled
        revenues                               (603)      1 209      (3 013)
      Prepaid taxes                              55         991         700
      Accounts payable and other               (609)      1 683       2 362
  Deferred postretirement benefit and
    pension costs                              (503)     (1 019)     (1 284)
  All other operating items                     109      (1 967)       (412)
Net cash provided by operating activities     9 058      12 179       6 459

INVESTING ACTIVITIES
  Additions to property, plant and
    equipment (exclusive of AFUDC)           (6 229)     (6 499)     (4 270)
  Allowance for borrowed funds used
    during construction                        (136)        (54)         (9)
Net cash used for investing activities       (6 365)     (6 553)     (4 279)

FINANCING ACTIVITIES
  Payment of dividends                       (5 043)     (6 132)     (2 201)
  Proceeds from short-term borrowings, net      500         175         500
  Proceeds from (payment of)
    affiliate borrowings                      1 875        (755)      1 305
  Retirement of long-term debt through
    sinking funds                              (162)       (162)       (162)
Net cash used for financing activities       (2 830)     (6 874)       (558)
Change in cash                                 (137)     (1 248)      1 622
Cash at beginning of period                     376       1 624           2
Cash at end of period                       $   239     $   376     $ 1 624

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest paid (net of capitalized
    amounts)                                $ 3 934     $ 3 743     $ 3 863
  Income taxes paid (refunded)              $ 2 061     $ 2 102     $   (44)



  The accompanying notes are an integral part of these financial statements.

<PAGE 24>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY
                         NOTES TO FINANCIAL STATEMENTS

(1) General Information

    Cambridge Electric Light Company (the Company) is a wholly-owned subsidiary of Commonwealth Energy System (the System). The System is the parent company and, together with its subsidiaries, is collectively referred to as "the system." The System is an exempt public utility holding company under the provisions of the Public Utility Holding Company Act of 1935 with investments in four operating public utility companies located in central, eastern and southeastern Massachusetts and several non-regulated companies.

    The Company's operations are involved in the production and sale of elec-tricity to approximately 44,500 customers in the city of Cambridge, Massachusetts. The service territory encompasses a seven square-mile area with a population of approximately 96,000. In addition, the Company sells power for resale to the New England Power Pool (NEPOOL) and the Town of Belmont, Massachusetts (Belmont), and sells steam from its electric generating stations at wholesale to an affiliated company for distribution to customers for space heating and other purposes.

    The Company has 155 regular employees, 115 (74%) of whom are represented by a single collective bargaining unit. Employee relations have generally been satisfactory.

(2) Significant Accounting Policies

    (a) Principles of Accounting

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Certain prior year amounts are reclassified from time to time to conform with the presentation used in the current year's financial statements.

    (b) Regulatory Assets and Liabilities

    The Company is regulated as to rates, accounting and other matters by various authorities including the Federal Energy Regulatory Commission (FERC) and the Massachusetts Department of Public Utilities (DPU).

    Based on the current regulatory framework, the Company accounts for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." The Company has established various regulatory assets in cases where the DPU and/or the FERC have permitted or are expected to permit recovery of specific costs over time. Similarly, the regulatory liabilities established by the Company are required to be refunded to customers over time. In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 imposes stricter criteria for regulatory assets by requiring that such assets be probable of

<PAGE 25>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

future recovery at each balance sheet date. Management does not expect that the effects of SFAS No. 121, which the Company adopted on January 1, 1996, will have a material impact on its financial position or results of operations. However, this conclusion may change in the future as changes are made in the current regulatory framework pursuant to an electric utility restructuring order issued by the DPU in August 1995.

    The principal regulatory assets included in deferred charges at December 31, 1995 and 1994 were as follows:

                                                       1995         1994
                                                    (Dollars in Thousands)

    Yankee Atomic unrecovered plant
      and decommissioning costs                      $ 4 504     $ 8 163
    Postretirement benefit costs
      including pensions                               2 807       2 304
    Other                                                498         763
                                                     $ 7 809     $11 230

    As of December 31, 1995, $5.7 million of the Company's regulatory assets and all of its regulatory liabilities are reflected in rates charged to customers over a weighted average period of approximately 5 years. The Company intends to request and expects to receive approval for recovery of its remaining regulatory assets in future rate proceedings.

    The regulatory liabilities, reflected in the accompanying balance sheets and related to deferred income taxes, were $3.2 million and $3.7 million at December 31, 1995 and 1994, respectively.

    (c) Transactions with Affiliates

    Transactions between the Company and other system companies include purchases and sales of electricity, including purchases from Canal Electric Company (Canal), an affiliate wholesale electric generating company. Other Canal transactions include costs relating to the abandonment of Seabrook 2 and the recovery of a portion of Seabrook 1 pre-commercial operation costs. In addition, payments for management, accounting, data processing and other services are made to an affiliate, COM/Energy Services Company. Transactions with other system companies are subject to review by the DPU.

    The Company's operating expenses include the following major intercompany transactions for the periods indicated:
                                                         Purchased Power
                                     Purchased Power     and Transmission
    Period Ended   Purchased Power   and Transmission       From Canal
    December 31,     Canal Units        Seabrook 1           as Agent
                                   (Dollars in Thousands)

       1995            $10 148           $ 6 973              $ 1 465
       1994             11 650             8 622                9 780
       1993             12 637             9 141               10 896

    The costs for the Canal and Seabrook 1 units are included in the long-term obligation table listed in Note 2(b). In addition, the Company purchased

<PAGE 26>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

natural gas from an affiliate, Commonwealth Gas Company, totaling $1,969,000, $2,158,000 and $1,485,000 in 1995, 1994 and 1993, respectively.

    (d) Operating Revenues

    Customers are billed for their use of electricity on a cycle basis throughout the month. To reflect revenues in the proper period, the estimated amount of unbilled sales revenue is recorded each month.

    The Company is generally permitted to bill customers currently for costs associated with purchased power and transmission, fuel used in electric production and conservation and load management (C&LM) costs through adjust-ment clauses. Amounts recoverable under the adjustment clauses are subject to review and adjustment by the DPU.

    The amount of such costs incurred by the Company but not yet reflected in customers' bills is recorded as unbilled revenues. However, as of December 31, 1995, the Company had overcollected $348,000 which is reflected as a liability in the balance sheet. This overcollected fuel-related amount is returned to customers in subsequent months. There was no overcollected amount at December 31, 1994.

    (e) Depreciation

    Depreciation is provided using the straight-line method at rates intended to amortize the original cost and the estimated cost of removal less salvage of properties over their estimated economic lives. The average composite depreciation rate was 2.72% in 1995, 2.76% in 1994 and 2.66% in 1993.

    (f) Maintenance

    Expenditures for repairs of property and replacement and renewal of items determined to be less than units of property are charged to maintenance expense. Additions, replacements and renewals of property considered to be units of property are charged to the appropriate plant accounts. Upon retirement, accumulated depreciation is charged with the original cost of property units and the cost of removal less salvage.

    (g) Allowance for Funds Used During Construction

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

    While AFUDC does not provide funds currently, these amounts are recover-able in revenues over the service life of the constructed property. The amount of AFUDC recorded was at a weighted average rate of 7.75% in 1995, 6.5% in 1994 and 3.5% in 1993.

<PAGE 27>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

(3) Commitments and Contingencies

    (a) Financing and Construction Programs

    The Company is engaged in a continuous construction program presently estimated at $27.2 million for the five-year period 1996 through 2000. Of that amount, $6.3 million is estimated for 1996. The program is subject to periodic review and revision because of factors such as changes in business conditions, rates of customer growth, effects of inflation, maintenance of reliable and safe service, equipment delivery schedules, licensing delays, availability and cost of capital and environmental factors. The Company expects to finance these expenditures on an interim basis with internally generated funds and short-term borrowings which are ultimately expected to be repaid with the proceeds from sales of long-term debt and equity securities.

    (b) Power Contracts

    The Company has long-term contracts for the purchase of electricity from various sources. Generally, these contracts are for fixed periods and require payment of a demand charge for the capacity entitlement and an energy charge to cover the cost of fuel. Pertinent information with respect to life-of-the-unit contracts for power from operating nuclear units in which the Company has an equity ownership (Yankee Nuclear Units) is as follows:

                                               Connecticut   Maine     Vermont
                                                  Yankee     Yankee     Yankee
                                                   (Dollars in Thousands)

    Equity Ownership (%)                            4.50       4.00       2.50
    Plant Entitlement (%)                           4.50       3.59       2.25
    Plant Capability (MW)                          560.0      870.0      496.0
    Company Entitlement (MW)                        25.2       31.2       11.2
    Contract Expiration Date                        2007       2008       2012
    1993 Actual Cost ($)                          10 016      7 050      4 076
    1994 Actual Cost ($)                           8 902      6 250      3 660
    1995 Actual Cost ($)                           9 498      7 376      4 003
    Decommissioning cost estimate (100%) ($)     385 523    361 212    347 383
    Company's decommissioning cost ($)            17 349     12 968      7 816
    Market value of assets (100%) ($)            180 388    142 116    141 300
    Company's market value of assets ($)           8 117      5 102      3 179

    The Company pays its share of decommissioning expense to each of the operators of these nuclear facilities as a cost of electricity purchased for resale.

<PAGE 28>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

    The Company also has long-term contracts to purchase capacity from other generating facilities. Information relative to these contracts is as follows:

                     Range of
                     Contract
                    Expiration  Entitlement    1995      1994      1993
                      Dates       %     MW     Cost      Cost      Cost
                                    (Dollars in Thousands)
    Type of Unit
    Cogenerating        2011     17.2  24.5   $14 680   $14 808   $ 4 979
    Oil              2001-2009    *    86.1    10 148    11 650    12 637
    Nuclear             2026      0.7   8.1     6 919     8 622     9 141
        Total                         118.7   $31 747   $35 080   $26 757

    (*) Includes contracts to power from two oil-fired units with capacity entitlements of 4.99% and 9.97%.

    Costs pursuant to these contracts are included in electricity purchased for resale in the accompanying statements of income and are recoverable in revenue.

    The estimated aggregate obligations under the life-of-the-unit contracts for capacity from the operating Yankee Nuclear Units and other long-term purchased power obligations, including the Canal and Seabrook 1 units, in effect for the five years subsequent to 1995 are as follows:

                                           Long-Term
                          Equity-Owned     Purchased
                          Nuclear Units      Power          Total
                                     (Dollars in Thousands)

            1996             $21 195         $37 927        $59 122
            1997              21 130          40 027         61 157
            1998              23 596          41 241         64 837
            1999              23 153          41 561         64 714
            2000              23 813          42 139         65 952

    In addition, the Company incurred costs for purchases from the New England Power Pool of $14,185,000, $6,241,000 and $11,039,000 in 1995, 1994 and 1993,
respectively.

    (c) Price-Anderson Act

    Under the Price-Anderson Act (the Act), owners of nuclear power plants have the benefit of approximately $8.9 billion of public liability coverage which would compensate the public for valid bodily injury and property loss on a no fault basis in the event of an accident at a commercial nuclear power plant. Under the provisions of the Act, each nuclear reactor with an operating license can be assessed up to $79.3 million per nuclear incident with a maximum assessment of $10 million per incident within one calendar year. Nuclear plant owners have initiated insurance programs designed to help cover liability claims relating to property damage, decontamination, replacement power and business interruption costs for participating utilities arising from a nuclear incident.

<PAGE 29>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

    The Company has an equity ownership interest in four nuclear generating facilities. The operators of these units maintain nuclear insurance coverage (on behalf of the owners of the facilities) with Nuclear Electric Insurance Limited (NEIL II and NEIL III) and the combined American Nuclear Insurers/Mutual Atomic Energy Liability Underwriters (ANI). NEIL II provides $1.4 billion of property, boiler, machinery and decontamination insurance coverage, including accidental premature decommissioning insurance in the amount of the shortfall in the Decommissioning Trust Fund, in excess of the underlying $500 million policy. NEIL III provides $850 million of additional insurance coverage. All companies insured with NEIL are subject to retroactive assessments if losses exceed the accumulated funds available. ANI provides $500 million of "all risk" property damage, boiler, machinery and decontamination insurance. An additional $200 million of primary financial protection coverage is provided for off-site bodily injury or property damage caused by a nuclear incident. ANI also provides secondary financial protection liability insurance which currently provides $8.7 billion of retrospective insurance premium benefits in accordance with the provisions of the Act. Additional coverage provided by ANI includes tort liability protection arising out of radiation injury claims by nuclear workers and injury or property damage caused by the transportation or shipment of nuclear materials or waste.

    Based on its various ownership interests in the four nuclear generating facilities, the Company's retrospective premium could be as high as $1.3 million yearly or a cumulative total of $12.3 million, exclusive of the effect of inflation indexing (at five-year intervals) and a 5% surcharge ($4 million) in the event that total public liability claims from a nuclear incident exceed the funds available to pay such claims.

    (d) Guarantee Agreement

    In connection with its investment in Maine Yankee Atomic Power Company, the Company has guaranteed its pro-rata portion of that company's nuclear fuel financing. At December 31, 1995, the Company's portion amounted to $800,000.

    (e) Yankee Atomic Nuclear Power Plant

    In 1992, Yankee Atomic Electric Company (Yankee Atomic) permanently discontinued power operation and began the decommissioning of the Yankee Nuclear Power Station (the plant). At December 31, 1995, the Company's 2% investment in Yankee Atomic was $464,000. The Company's estimated decom-missioning costs include its unrecovered share of all costs associated with the shutdown of the plant, recovery of its plant investment, and decom-missioning and closing the plant. The most recent cost estimate to permanently shut down the plant is approximately $225.2 million at December 31, 1995. The Company's share of this liability is $4.5 million and is reflected in the accompanying balance sheets as a liability and corresponding regulatory asset. The market value of the Company's share of assets in the plant's decommissioning fund at December 31, 1995 is approximately $2.1 million.

    (f) Environmental Matters

    The Company is subject to laws and regulations administered by federal, state and local authorities relating to the quality of the environment. These

<PAGE 30>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

laws and regulations affect, among other things, the siting and operation of electric generating and transmission facilities and can require the installa-tion of expensive air and water pollution control equipment. These regula-tions have had an impact on the Company's operations in the past and will continue to have an impact on future operations, capital costs and construc-tion schedules of major facilities.

(4) Income Taxes

    For financial reporting purposes, the Company provides federal and state income taxes on a separate-return basis. However, for federal income tax purposes, the Company's taxable income and deductions are included in the consolidated income tax return of the System and it makes tax payments or receives refunds on the basis of its tax attributes in the tax return in accordance with applicable regulations.

    The following is a summary of the Company's provisions for income taxes for the years ended December 31, 1995, 1994 and 1993:

                                            1995       1994       1993
                                              (Dollars in Thousands)
    Federal
      Current                             $ 1 397    $ 1 976    $   326
      Deferred                                991        805        973
      Investment tax credits                  (94)       (95)       (95)
                                            2 294      2 686      1 204
    State
      Current                                 355        464        140
      Deferred                                174        157        195
                                              529        621        335
                                            2 823      3 307      1 539
    Amortization of regulatory liability
      relating to deferred income taxes       (98)       (45)       (87)
                                          $ 2 725    $ 3 262    $ 1 452

    Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the year in which the differences are expected to reverse.

    Accumulated deferred income taxes consisted of the following in 1995 and
1994:
                                             1995          1994
                                           (Dollars in Thousands)
    Liabilities
      Property-related                     $16 263       $15 144
      All other                              2 345         2 168
                                            18 608        17 312
    Assets
      Investment tax credits                 1 253         1 313
      Pension plan                             761           732
      Regulatory liability                   1 128         1 192
      All other                                935         1 109
                                             4 077         4 346
    Accumulated deferred income taxes, net $14 531       $12 966

<PAGE 31>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

    The net year-end deferred income tax liability above includes a current deferred tax liability of $648,000 and $327,000 in 1995 and 1994, respec-tively, which are included in accrued income taxes in the accompanying balance sheets.

    The total income tax provision set forth previously represents 33% in 1995, 34% in 1994 and 32% in 1993 of income before such taxes. The following table reconciles the statutory federal income tax rate to these percentages:

                                                     1995     1994     1993
                                                      (Dollars in Thousands)
    Federal statutory rate                              35%      35%      35%

    Federal income tax expense at statutory levels  $2 857   $3 326   $1 594
    Increase (Decrease) from statutory levels:
      State tax net of federal tax benefit             343      404      218
      Tax versus book depreciation                       2       39       27
      Amortization of excess deferred reserves         (98)     (14)     (87)
      Amortization of investment tax credits           (94)     (95)     (96)
      Reversals of capitalized expenses                (14)    (100)     (14)
      Dividend received deduction                     (272)    (291)    (264)
      Other                                              1       (7)      74
                                                    $2 725   $3 262  $ 1 452

      Effective federal income tax rate                 33%      34%      32%

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

    Components of pension expense and related assumptions to develop pension expense were as follows:

                                                  1995       1994       1993
                                                    (Dollars in Thousands)

    Service cost                                $   484    $   560    $   459
    Interest cost                                 1 924      1 732      1 646
    Return on plan assets - (gain)/loss          (5 388)       392     (3 175)
    Net amortization and deferral                 3 672     (1 901)     1 781
      Total pension expense                         692        783        711
    Transfers to affiliated companies, net          439        404        400
    Less: Amounts capitalized and deferred          243        386        232
      Net pension expense                       $   888    $   801    $   879

    Discount rate                                8.50%      7.25%      8.50%
    Assumed rate of return                       9.00       8.50       8.50
    Rate of increase in future compensation      5.00       4.50       5.50

<PAGE 32>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

    Pension expense reflects the use of the projected unit credit method which is also the actuarial cost method used in determining future funding of the plan. The Company, in accordance with current ratemaking, is deferring the difference between pension contribution, which is reflected in base rates, and pension expense, recognized pursuant to SFAS No. 87, "Employers' Accounting for Pensions." The funded status of the Company's pension plan (using a measurement date of December 31) is as follows:

                                                   1995           1994
                                                  (Dollars in Thousands)
    Accumulated benefit obligation:
        Vested                                  $ (19 638)     $ (16 519)
        Nonvested                                  (2 093)        (1 871)
                                                $ (21 731)     $ (18 390)

    Projected benefit obligation                $ (26 053)     $ (22 343)
    Plan assets at fair market value               26 361         21 931
      Projected benefit obligation
        (greater) less than plan assets               308           (412)
    Unamortized transition obligation                 825            962
    Unrecognized prior service cost                 1 194          1 314
    Unrecognized gain                              (4 019)        (3 418)
      Accrued pension liability                 $  (1 692)     $  (1 554)

    The following actuarial assumptions were used in determining the plan's year-end funded status:
                                                   1995           1994

    Discount rate                                  7.25%          8.50%
    Rate of increase in future compensation        4.25           5.00

    Plan assets consist primarily of fixed-income and equity securities. Fluctuations in the fair market value of plan assets will affect pension expense in future years.

    (b) Other Postretirement Benefits

    Historically, the Company provided postretirement health care and life insurance benefits to eligible retired employees. Employees became eligible for these benefits if their age plus years of service for the Company or another subsidiary of the System at retirement equaled 75 or more. However, as of January 1, 1993, the Company eliminated postretirement health care benefits for those non-bargaining employees who were less than 40 years of age or had less than 12 years of service at that date. Under certain circumstances, eligible employees are required to make contributions for postretirement benefits.

    The Company adopted the provisions of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" as of January 1, 1993 and the cumulative effect of implementation of SFAS No. 106 was approximately $10 million which is being amortized over 20 years. Prior to 1993, the cost of postretirement benefits was recognized as benefits were paid.

    The Company makes contributions to various voluntary employees' benefi-ciary association (VEBA) trusts that were established pursuant to section

<PAGE 33>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

501(c)(9) of the Internal Revenue Code (the Code). The Company also makes contributions to a subaccount of its pension plan pursuant to section 401(h) of the Code to satisfy a portion of its postretirement benefit obligation. The Company contributed approximately $1.3 million, $1.4 million and $1.1 million to these trusts during 1995, 1994 and 1993, respectively.

    The net periodic postretirement benefit cost for the years ended
December 31, 1995, 1994 and 1993 include the following components and related assumptions:

                                               1995      1994      1993
                                                (Dollars in Thousands)

    Service cost                              $  164    $  198    $  201
    Interest cost                                817       784       839
    Return on plan assets                       (521)      (14)      (74)
    Amortization of transition obligation
       over 20 years                             498       497       498
    Net amortization and deferral                337       (94)       (7)
       Total postretirement benefit cost       1 295     1 371     1 457
    Transfer from affiliated companies, net      579       603       586
    Less: Amounts capitalized and deferred       458       863     1 268
       Net postretirement benefit cost        $1 416    $1 111    $  775

    Discount rate                               8.50%     7.25%     8.50%
    Assumed rate of return                      9.00      8.50      8.50
    Rate of increase in future compensation     5.00      4.50      4.50

    The funded status of the Company's postretirement benefit plan using a measurement date of December 31, 1995 and 1994 is as follows:

                                                      1995        1994
                                                   (Dollars in Thousands)

    Accumulated postretirement benefit obligation:
      Retirees                                      $ (6 219)   $ (5 990)
      Fully eligible active plan participants         (1 720)     (1 358)
      Other active plan participants                  (3 463)     (3 147)
                                                     (11 402)    (10 495)
    Plan assets at fair market value                   2 973       1 681
    Accumulated postretirement benefit obligation
       greater than plan assets                       (8 429)     (8 814)
    Unamortized transition obligation                  8 458       8 956
    Unrecognized gain                                    (29)       (142)
                                                    $    -      $    -

    The following actuarial assumptions were used in determining the plan's estimated accumulated postretirement benefit obligation (APBO) and funded status for 1995 and 1994:
                                                      1995        1994

    Discount rate                                     7.25%       8.50%
    Rate of increase in future compensation           4.25        5.00
    Medicare part B premiums                         12.20       12.30
    Medical care                                      8.00        8.50
    Dental care                                       5.00        5.00

<PAGE 34>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

    The above rates, with the exception of the dental rate which remains constant, decrease to five percent in the year 2007 and remain at that level thereafter. A one percent change in the medical trend rate would have a $133,000 impact on the Company's annual expense and would change the APBO by approximately $1.4 million.

    Plan assets consist primarily of fixed-income and equity securities. Fluctuations in the fair market value of plan assets will affect postretire-ment benefit expense in future years.

    Effective with its June 1, 1993 rate order from the DPU, the Company was allowed to recover its SFAS No. 106 expense in base rates over a four-year phase-in period with carrying costs on the deferred balance. At December 31, 1995 and 1994, the Company's deferral amounted to approximately $2.2 million and $1.8 million, respectively.

    (c) Savings Plan

    The Company has an Employees Savings Plan that provides for Company contributions equal to contributions by eligible employees of up to four percent of each employee's compensation rate. Effective January 1, 1993, the rate was increased to five percent for those employees no longer eligible for postretirement health benefits. The Company's contribution was $317,000 in 1995, $325,000 in 1994 and $321,000 in 1993.

(6) Interim Financing and Long-Term Debt

    (a) Notes Payable to Banks

    The Company and other system companies maintain both committed and uncommitted lines of credit for the short-term financing of their construction programs and other corporate purposes. As of December 31, 1995, system companies had $80 million of committed lines of credit that will expire at varying intervals in 1996. These lines are normally renewed upon expiration and require annual fees of up to .1875% of the individual line. At December 31, 1995, the system's uncommitted lines of credit totaled $70 million. Interest rates on the Company's outstanding borrowings generally are at an adjusted money market rate and averaged 6.1% and 4.3% in 1995 and 1994, respectively. Notes payable to banks totaled $2,675,000 and $2,175,000 at December 31, 1995 and 1994, respectively.

    (b) Advances from Affiliates

     Notes payable to the System totaled $2,425,000 and $410,000 at December 31, 1995 and 1994, respectively. These notes are written for a term of up to 11 months and 29 days. Interest is at the prime rate and is adjusted for changes in that rate during the term of the notes. The rate averaged 8.8% and 7.3% in 1995 and 1994, respectively.

    The Company is a member of the COM/Energy Money Pool (the Pool), an arrangement among the subsidiaries of the System, whereby short-term cash surpluses are used to help meet the short-term borrowing needs of the utility subsidiaries. In general, lenders to the Pool receive a higher rate of return than they otherwise would on such investments, while borrowers pay a lower

<PAGE 35>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

interest rate than those available from banks. Interest rates on the out-standing borrowings are based on the monthly average rate the Company would otherwise have to pay banks, less one-half the difference between that rate and the monthly average U.S. Treasury Bill weekly auction rate. The borrow-ings are for a period of less than one year and are payable upon demand.
Rates on these borrowings averaged 5.8% and 4.3% in 1995 and 1994, respective-ly. The Company had no notes payable to the Pool at December 31, 1995. Notes payable to the Pool totaled $140,000 at December 31, 1994.

    (c) Long-Term Debt Maturities and Retirements

    Long-term debt outstanding, exclusive of current maturities, current sinking fund requirements and related premiums, is as follows:

                                              Original  Balance December 31,
                                               Issue      1995       1994
                                                  (Dollars in Thousands)

    7-Year Notes - 9.97%, due 1996             $20 000   $   -      $20 000
    7-Year Notes - 8.04%, due 1999              10 000    10 000     10 000
    15-Year Notes - 8.7%, due 2007               5 000     5 000      5 000
    30-Year Notes -
        Series C, 6 1/4%, due 1997               6 000     4 260      4 320
        Series D, 7 3/4%, due 2002               5 000     2 600      2 700
                                                         $21 860    $42 020

    Under the terms of its Indenture of Trust, the Company is required to make periodic sinking fund payments for retirement of outstanding long-term debt. The payments and balances of maturing debt issues for the five years subsequent to December 31, 1995 are as follows:

                      Sinking Fund       Maturing
            Year        Payments       Debt Issues       Total
                                 (Dollars in Thousands)

            1996          $160           $20 000        $20 160
            1997           100             4 260          4 360
            1998           100               -              100
            1999           100            10 000         10 100
            2000           100               100            200

    (d) Disclosures About Fair Value of Financial Instruments

    The fair value of certain financial instruments included in the accompany-ing balance sheets as of December 31, 1995 and 1994 is as follows:

                                1995                        1994
                                     (Dollars in Thousands)

                       Carrying        Fair       Carrying        Fair
                         Value         Value        Value         Value

    Long-Term Debt      $42 025       $43 656      $42 187       $41 966

<PAGE 36>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

    The carrying amount of cash, notes payable to banks and advances to/from affiliates approximates the fair value because of the short maturity of these financial instruments.

    The estimated fair value of long-term debt is based on quoted market prices of the same or similar issues or on the current rates offered for debt with the same remaining maturity. The fair values shown above do not purport to represent the amounts at which those obligations would be settled.

(7) Dividend Restriction

    At December 31, 1995, approximately $5,402,000 of retained earnings was restricted against the payment of cash dividends by terms of term loans and note agreements securing long-term debt. As of the same date, retained earnings also included approximately $4,227,000 representing the Company's equity in undistributed earnings of the nuclear companies.

(8) Lease Obligations

    The Company leases equipment and office space under arrangements that are classified as operating leases. These lease agreements are for terms of one year or longer. Leases currently in effect contain no provisions that prohibit the Company from entering into future lease agreements or obliga-tions.

    Future minimum lease payments, by period and in the aggregate, of noncanc-elable operating leases consisted of the following at December 31, 1995:

                                                    Operating Leases
                                                  (Dollars in Thousands)

                  1996                                   $ 1 268
                  1997                                     1 019
                  1998                                       975
                  1999                                       975
                  2000                                       976
                  Beyond 2000                              2 763
                  Total future minimum lease payments    $ 7 976

    Total rent expense for all operating leases, except those with terms of a month or less, amounted to $1,374,000 in 1995, $1,484,000 in 1994 and
$1,577,000 in 1993. There were no contingent rentals and no sublease rentals for the years 1995, 1994 and 1993.

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

(a) 2.  Index to Financial Statement Schedules

        Filed herewith at page(s) indicated -

        Schedule I - Investments in, Equity in Earnings of, and Dividends Received From Related Parties - Years Ended December 31, 1995, 1994 and 1993 (pages 46-48).

        Schedule II - Valuation and Qualifying Accounts - Years Ended December 31, 1995, 1994 and 1993 (page 49).

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

10.2.3.8 Twenty-sixth Amendment to 10.2.3 as amended March 15, 1989 (Exhibit 1 to the CES Form 10-Q (March 1989), File No. 1-7316).

10.2.3.9 Twenty-seventh Amendment to 10.2.3 as amended October 1, 1990 (Exhibit 3 to the CES 1990 Form 10-K, File No. 1-7316).

10.2.3.10 Twenty-Eighth Amendment to 10.2.3 as amended September 15, 1992 (Exhibit 1 to the CES Form 10-Q (September 1994), File No. 1-7316).

10.2.3.11 Twenty-Ninth Amendment to 10.2.3 as amended May 1, 1993 (Exhibit 2 to the CES Form 10-Q (September 1994), File No. 1-7316).

10.2.4 Guarantee Agreement by CEL (as guarantor) and MYA Fuel Company (as initial lender) covering the unconditional guarantee of a portion of the payment obligations of Maine Yankee Atomic Power Company under a loan agreement and note initially between Maine Yankee and MYA Fuel Company (Exhibit 3 to the CEL 1985 Form 10-K, File No. 2-7909).

Exhibit 27.   Financial Data Schedule

    Filed herewith as Exhibit 1 is the Financial Data Schedule for the twelve months ended December 31, 1995.

(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the three months ended December 31, 1995.

<PAGE 46>

                                                                                               SCHEDULE I

                                      CAMBRIDGE ELECTRIC LIGHT COMPANY
                        INVESTMENTS IN, EQUITY IN EARNINGS OF, AND DIVIDENDS RECEIVED
                                            FROM RELATED PARTIES
                                    FOR THE YEAR ENDED DECEMBER 31, 1995
                                           (Dollars in Thousands)
                                                                   1995
                                 Balance                                     Balance
                               December 31,         Equity                 December 31,
Name of Issuer and                 1994               in       Dividends       1995
Description of Investment     Shares  Amount       Earnings    Received       Amount
Common Stock
Connecticut Yankee
 Atomic Power Company         15 750  $4 583       $  674      $  693          $4 564
Maine Yankee Atomic
 Power Company                20 000   2 744          285         138           2 891
Vermont Yankee Nuclear
 Power Corporation             9 801   1 318          170         183           1 305
Yankee Atomic Electric
 Company                       3 068     519          (18)         37             464
   Total                              $9 164       $1 111      $1 051          $9 224

Other Investments
Massachusetts Business
 Development Corporation         500  $    5                                   $    5
   Total                              $    5                                   $    5

Under terms of the capital funds agreements and power contracts, no stock may be sold or transferred except to another stockholder; however, no market exists for these securities.

See Note 3(e) of the Notes to Financial Statements included in Item 8 of this report for a discussion of the permanent closing of the nuclear plant owned by Yankee Atomic Electric Company.

<PAGE 47>

                                                                                               SCHEDULE I

                                      CAMBRIDGE ELECTRIC LIGHT COMPANY
                        INVESTMENTS IN, EQUITY IN EARNINGS OF, AND DIVIDENDS RECEIVED
                                            FROM RELATED PARTIES
                                    FOR THE YEAR ENDED DECEMBER 31, 1994
                                           (Dollars in Thousands)
                                                                   1994
                                 Balance                                     Balance
                               December 31,         Equity                 December 31,
Name of Issuer and                 1993               in       Dividends       1994
Description of Investment     Shares  Amount       Earnings    Received       Amount
Common Stock
Connecticut Yankee
 Atomic Power Company         15 750  $4 490       $  743      $  650          $4 583
Maine Yankee Atomic
 Power Company                20 000   2 776          245         277           2 744
Vermont Yankee Nuclear
 Power Corporation             9 801   1 317          158         157           1 318
Yankee Atomic Electric
 Company                       3 068     476           43          -              519
   Total                              $9 059       $1 189      $1 084          $9 164

Other Investments
Massachusetts Business
 Development Corporation         500  $    5                                   $    5
   Total                              $    5                                   $    5

Under terms of the capital funds agreements and power contracts, no stock may be sold or transferred except to another stockholder; however, no market exists for these securities.

See Note 3(e) of the Notes to Financial Statements included in Item 8 of this report for a discussion of the permanent closing of the nuclear plant owned by Yankee Atomic Electric Company.

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

See Note 3(e) of the Notes to Financial Statements included in Item 8 of this report for a discussion of the permanent closing of the nuclear plant owned by Yankee Atomic Electric Company.

<PAGE 49>


SCHEDULE II

                       CAMBRIDGE ELECTRIC LIGHT COMPANY
                       VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                            (Dollars in Thousands)





                                        Additions
                     Balance at  Provision               Deductions   Balance
                     Beginning   Charged to               Accounts      End
   Description        of Year    Operations  Recoveries  Written Off  of Year


                                 Year Ended December 31, 1995

Allowance for
  Doubtful Accounts     $471        $327       $101          $409      $490


                                 Year Ended December 31, 1994

Allowance for
  Doubtful Accounts     $491        $561       $ 92          $673      $471


                                 Year Ended December 31, 1993

Allowance for
  Doubtful Accounts     $453        $257       $280          $499      $491

<PAGE 50>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY
                       FORM 10-K      DECEMBER 31, 1995

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

Principal Executive Officers:

WILLIAM G. POIST                                         March 28, 1996
William G. Poist,
Chairman of the Board and
Chief Executive Officer

R. D. WRIGHT                                             March 29, 1996
Russell D. Wright,
President and Chief Operating Officer

Principal Financial and Accounting Officer:

JAMES D. RAPPOLI                                         March 28, 1996
James D. Rappoli,
Financial Vice President and Treasurer


A majority of the Board of Directors:

WILLIAM G. POIST                                         March 28, 1996
William G. Poist, Director

R. D. WRIGHT                                             March 29, 1996
Russell D. Wright, Director

JAMES D. RAPPOLI                                         March 28, 1996
James D. Rappoli, Director