Form 10-Q
period 1996-03-31
CAMBRIDGE ELECTRIC LIGHT CO
filed 1996-05-14
CIK 16573

<PAGE 1>

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549-1004

                                   Form 10-Q

(Mark One)
[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1996

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

                                               Outstanding at
           Class of Common Stock                 May 1, 1996
        Common Stock, $25 par value            346,600 shares

The Company meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.

<PAGE 2>

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


                       CAMBRIDGE ELECTRIC LIGHT COMPANY

                           CONDENSED BALANCE SHEETS

                     MARCH 31, 1996 AND DECEMBER 31, 1995

                                    ASSETS

                                  (Unaudited)


                                                   March 31,    December 31,
                                                     1996           1995
                                                    (Dollars in Thousands)

PROPERTY, PLANT AND EQUIPMENT, at original cost    $157 616        $156 925
  Less - Accumulated depreciation                    59 823          58 839
                                                     97 793          98 086
  Add - Construction work in progress                 1 405           1 225
                                                     99 198          99 311

INVESTMENTS
  Equity in nuclear electric power companies          9 437           9 224
  Other                                                   5               5
                                                      9 442           9 229

CURRENT ASSETS
  Cash                                                  638             239
  Accounts receivable -
    Affiliate companies                               1 538           2 140
    Customers                                         8 940          10 534
  Unbilled revenues                                   3 131           1 769
  Prepaid property taxes                                831           1 690
  Inventories and other                               2 308           2 179
                                                     17 386          18 551

DEFERRED CHARGES
  Yankee Atomic purchased power contract              4 265           4 504
  Other                                               5 179           5 447
                                                      9 444           9 951

                                                   $135 470        $137 042








                            See accompanying notes.

<PAGE 3>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

                           CONDENSED BALANCE SHEETS

                     MARCH 31, 1996 AND DECEMBER 31, 1995

                        CAPITALIZATION AND LIABILITIES

                                  (Unaudited)


                                                   March 31,    December 31,
                                                     1996           1995
                                                    (Dollars in Thousands)
CAPITALIZATION
  Common Equity -
    Common stock, $25 par value -
      Authorized and outstanding -
        346,600 shares wholly-owned by
        Commonwealth Energy System (Parent)        $  8 665        $  8 665
    Amounts paid in excess of par value              27 953          27 953
    Retained earnings                                 7 131           7 561
                                                     43 749          44 179
  Long-term debt, including premiums, less
    current sinking fund requirements                21 865          21 865
                                                     65 614          66 044
CURRENT LIABILITIES
  Interim Financing -
    Notes payable to banks                            1 975           2 675
    Advances from affiliates                          1 190           2 425
    Maturing long-term debt                          20 000          20 000
                                                     23 165          25 100

  Other Current Liabilities -
    Current sinking fund requirements                   160             160
    Accounts payable
      Affiliate companies                             3 301           3 787
      Other                                           9 364           8 870
    Accrued taxes -
      Local property and other                        1 717           1 690
      Income                                            636             731
    Accrued interest                                  1 272             973
    Other                                             1 941           1 272
                                                     18 391          17 483
                                                     41 556          42 583
DEFERRED CREDITS
  Accumulated deferred income taxes                  14 017          13 882
  Unamortized investment tax credits                  1 918           1 941
  Yankee Atomic purchased power contract              4 265           4 504
  Other                                               8 100           8 088
                                                     28 300          28 415
COMMITMENTS AND CONTINGENCIES

                                                   $135 470        $137 042


                            See accompanying notes.

<PAGE 4>

 .                      CAMBRIDGE ELECTRIC LIGHT COMPANY

             CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

              FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                  (Unaudited)


                                                      1996            1995
                                                     (Dollars in Thousands)

ELECTRIC OPERATING REVENUES                         $29 477         $30 326

OPERATING EXPENSES
  Electricity purchased for resale,
    transmission and fuel                            19 319          21 077
  Other operation and maintenance                     5 906           5 879
  Depreciation                                        1 086           1 038
  Taxes -
    Income                                              412              95
    Local property                                      757             772
    Payroll and other                                   273             257
                                                     27 753          29 118

OPERATING INCOME                                      1 724           1 208

OTHER INCOME                                            265             219

INCOME BEFORE INTEREST CHARGES                        1 989           1 427

INTEREST CHARGES
  Long-term debt                                        943             946
  Other interest charges                                111              94
  Allowance for borrowed funds
    used during construction                            (21)            (25)
                                                      1 033           1 015

NET INCOME                                              956             412

RETAINED EARNINGS -
  Beginning of period                                 7 561           7 166
  Dividends on common stock                          (1 386)         (1 005)

  End of period                                     $ 7 131         $ 6 573











                            See accompanying notes.

<PAGE 5>


                       CAMBRIDGE ELECTRIC LIGHT COMPANY

                      CONDENSED STATEMENTS OF CASH FLOWS

              FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                  (Unaudited)


                                                       1996        1995
                                                    (Dollars in Thousands)

OPERATING ACTIVITIES
  Net income                                         $   956     $   412
  Effects of noncash items -
    Depreciation and amortization                      1 086       1 111
    Deferred income taxes and investment tax
      credits, net                                        69          47
    Earnings from corporate joint ventures              (303)       (222)
  Dividends from corporate joint ventures                 90         116
  Change in working capital, exclusive of cash
    and interim financing                              2 472      (1 775)
  All other operating items                              233        (284)
Net cash provided by (used for)
  operating activities                                 4 603        (595)

INVESTING ACTIVITIES
  Additions to property, plant and equipment
    (exclusive of AFUDC)                                (862)       (928)
  Allowance for borrowed funds used during
    construction                                         (21)        (25)
Net cash used for investing activities                  (883)       (953)

FINANCING ACTIVITIES
  Payment of dividends                                (1 386)     (1 005)
  Payment of short-term borrowings                      (700)     (2 175)
  Advances from (payments to) affiliates              (1 235)      4 670
Net cash provided by (used for)
  financing activities                                (3 321)      1 490

Net increase (decrease) in cash                          399         (58)
Cash at beginning of period                              239         376
Cash at end of period                                $   638     $   318

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for
  Interest (net of capitalized amounts)              $   677     $   648
  Income taxes                                       $   780     $   658






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

(2)   Significant Accounting Policies

      (a)  Principles of Accounting

      The Company's significant accounting policies are described in Note 2 of Notes to Financial Statements included in its 1995 Annual Report on
  Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows these same basic accounting policies but considers each interim period as an integral part of an annual period and makes allocations of certain expenses to interim periods based upon estimates of such expenses for the year.

      The unaudited financial statements for the periods ended March 31, 1996 and 1995 reflect, in the opinion of the Company, all adjustments (consisting of only normal recurring accruals) necessary to summarize fairly the results for such periods. In addition, certain prior period amounts are reclassified from time to time to conform with the presentation used in the current period's financial statements.

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

      Based on the current regulatory framework, the Company accounts for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." The Company has established various regulatory assets in cases where the DPU and/or the FERC have permitted or are expected to permit recovery of specific costs over time. Similarly, the regulatory liabilities established by the Company are required to be refunded to customers over time. On January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of." SFAS No. 121 imposes stricter criteria for

<PAGE 7>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

  regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. As of March 31, 1996, SFAS No. 121 did not have an impact on its financial position or results of operations. However, this result may change as modifications are made in the current regulatory framework pursuant to electric utility restructuring orders issued by the DPU.

      The principal regulatory assets included in deferred charges were as follows:

                                                    March 31,    December 31,
                                                       1996         1995
                                                    (Dollars in Thousands)

  Yankee Atomic unrecovered plant
     and decommissioning costs                       $ 4 265     $ 4 504
  Postretirement benefit costs
     including pensions                                2 933       2 807
  Other                                                  478         498
                                                     $ 7 676     $ 7 809

     The regulatory liabilities, reflected in the accompanying balance sheets and related to deferred income taxes, were $3.2 million at March 31, 1996 and December 31, 1995.

(2)  Commitments and Contingencies

     The Company is engaged in a continuous construction program presently estimated at $27.2 million for the five-year period 1996 through 2000. Of that amount, $6.3 million is estimated for 1996. As of March 31, 1996 the Company's actual construction expenditures amounted to $883,000, including an allowance for funds used during construction. The Company expects to finance these expenditures on an interim basis with internally-generated funds and short-term borrowings which are ultimately expected to be repaid with the proceeds from sales of long-term debt and equity securities.

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

    A summary of the period to period changes in the principal items included in the condensed statements of income for the three months ended March 31, 1996 and 1995 and unit sales for these periods is shown below:

                                                 Three Months Ended
                                                      March 31,
                                                     1996 and 1995
                                                 Increase (Decrease)
                                               (Dollars in Thousands)

Electric Operating Revenues                     $  (849)     (2.8)%

Operating Expenses -
 Electricity purchased for resale,
   transmission and fuel                         (1 758)     (8.3)
 Other operation and maintenance                     27       0.5
 Depreciation                                        48       4.6
 Taxes -
   Federal and state income                         317     333.7
   Local property and other                           1       0.1
                                                 (1 365)     (4.7)

Operating Income                                    516      42.7

Other Income                                         46      21.0

Income Before Interest Charges                      562      39.4

Interest Charges                                     18       1.8

Net Income                                      $   544     132.0

Unit Sales (Megawatthours or MWH)
  Retail                                        (20 374)     (6.0)
  Sales for resale                               32 371      95.2
    Total unit sales                             11 997       3.2

      The following is a summary of unit sales (in MWH) for the periods indicated:

                                             Unit Sales (MWH)
          Three Months Ended         Total      Retail     Wholesale

          March 31, 1996            382 809     316 430      66 379
          March 31, 1995            370 812     336 804      34 008

<PAGE 9>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

Operating Revenues and Electricity Purchased for Resale, Transmission and Fuel

    Operating revenues for the first quarter of 1996 decreased $849,000 or 2.8% due primarily to lower retail unit sales (6.0%) and decreases in electricity purchased for resale ($1.6 million), transmission charges ($109,000) and fuel along with conservation and load management (C&LM) costs ($35,000). This was offset, in part, by higher wholesale unit sales.

    The Company's total unit sales increased 3.2% due to significantly higher wholesale sales to the Town of Belmont and NEPOOL which were offset, somewhat, by reduced retail unit sales of 8.3% and 7.4% to industrial and commercial customers, respectively.

    During the current quarter, purchased power costs decreased approximately $1.6 million or 8.8% due to lower costs for nuclear power purchases and affiliate Canal Electric Company's (Canal) Unit 2 which is undergoing a plant conversion to natural gas. This was offset, in part, by an increase in power costs from Canal's Unit 1 which was out of service for maintenance during the first quarter in 1995.

Other Operating Expenses

    For the first quarter of 1996, other operation and maintenance increased less than 1% and reflects higher costs for postretirement benefits ($78,000), maintenance on Kendall and Blackstone generating stations ($67,000) and increased health and life insurance costs ($40,000). Offsetting these increases were lower costs associated with research and development ($46,000), C&LM ($30,000) and labor ($16,000), and a decline in the provision for bad debts ($26,000).

Depreciation and Taxes

    Depreciation expense increased 4.6% in 1996 due to a higher level of depreciable property, plant and equipment. The increase in federal and state income taxes of $317,000 was attributed to a higher level of pretax income. Local property and other taxes increased slightly reflecting lower property tax rates and assessments ($15,000) offset by higher payroll taxes ($16,000).

Other Income and Interest Charges

    Other income increased 21% in the current three-month period due primarily to a higher level of equity earnings and the timing of dividend payments from the Company's investment in nuclear generating companies ($107,000). Other income for the first quarter of 1995 includes the reversal of a reserve that related to a settlement negotiated with an outside party for certain costs associated with the Company's C&LM programs ($47,000), the recovery of which was approved by the DPU.

    For the current quarter, interest charges increased 1.8% due primarily to a higher average level of short-term borrowings. Short-term interest rates for the current quarter averaged 5.6% compared to 6.1% for the first quarter of 1995.

<PAGE 10>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

Electric Industry Restructuring

    On August 16, 1995, the DPU issued an order calling for the restructuring of the electric utility industry in Massachusetts in order to allow customers more flexibility in choosing their electric service provider and to develop an efficient industry structure and regulatory framework that minimizes long-term costs to consumers while maintaining the safety and reliability of electric services with a minimum impact on the environment. Each of the state's electric utilities, together with other interested parties, participated in this proceeding that initially established a set of principles that would govern the restructuring of the electric industry in Massachusetts.

    In February 1996, certain utilities submitted required proposals detailing how they would plan to move into a competitive market structure. Since that time, the DPU held a generic proceeding that focused on many of the policy issues raised in its original order. On April 12, 1996, the Company and Commonwealth Electric (the Companies), in response to the generic proceeding, filed comments with the DPU on several issues that should be addressed in creating a restructured electric utility industry which, together with comments from other interested parties, provided valuable input to the DPU in its development of proposed rules that were summarized in its order issued on May 1, 1996. The proposed rules, which are subject to public comment and hearings prior to adoption of final rules in October 1996, are based on the following policies:

    (1) An Independent System Operator which: (a) operates the regional transmission system reliably; (b) is independent and unaffiliated with electric companies; and (c) applies comparable transmission rates, terms and conditions to all generators;

    (2) A Power Exchange to manage a competitive bidding pool for short-term power sales;

    (3) Functional separation of electric companies into generation, trans-mission and distribution corporate entities;

    (4) Preservation of discounts for low-income customers, shut-off protec-tions and provision of service to all customers;

    (5) Registration requirements for generation suppliers, including market-ers and aggregators;

    (6) A reasonable opportunity for recovery of stranded costs, including a proposal to protect municipalities from loss of utility property taxes associated with diminished generation plant value;

    (7) Options for phased incentives for electric companies to divest their generation assets to stimulate a robust competitive market;

    (8)  Promotion of environmental goals;

    (9)  Support for energy efficiency and renewable energy resources;

    (10) Encouragement, but not a requirement, for towns with Municipal Electric Companies to participate in the restructured industry;

<PAGE 11>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

    (11) A price cap system of economic incentive regulation for the remain-ing distribution and transmission monopolies;

    (12) Unbundling of rates on bills by January 1, 1997 into separate compo-nents of transmission, distribution and a market proxy for energy costs. Implementation of competitive generation market by January 1, 1998.

    In its May 1, 1996 order, the DPU acknowledge that it does not have jurisdiction in such areas as environmental regulation and the establishment of an Independent System Operator or a Power Exchange. Federal and state environmental agencies and the Federal Energy Regulatory Commission have the requisite authority in these areas. However, the DPU determined that it was important for it to express its initial views regarding these components of a restructured electric industry.

    In accordance with the DPU's schedule, the Companies will file revenue-neutral unbundled rates in October 1996 for effect in January 1997. Also, during 1997, the Companies will file their comprehensive restructuring proposal. One element of the Companies' proposal (announced on February 15, 1996) would require the Companies to voluntarily put their power capacity entitlements (1,140 MW) to a market test in an effort to develop a competitive market whereby customers would have the flexibility of choosing their electric supplier. The proposal calls for the auctioning in a competitive market of entitlements in all twenty-one contracts, including contracts held by the Companies involving the System's generating subsidiary Canal Electric. The proposal provides for total recovery of the difference between the current market value of the Companies' power contracts and their original unavoidable costs. This difference, considered to be a stranded cost, would be recovered through a non-bypassable access charge paid over an appropriate time period by all customers in the Companies' service areas. The auction approach has received initial positive reviews from the Commonwealth of Massachusetts Division of Energy Resources and the Office of the Attorney General. Manage-ment is unable to predict the ultimate outcome of the overall proceedings or the Companies' specific proposal.

<PAGE 12>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is an intervenor in a pending appeal at the Massachusetts Supreme Judicial Court (SJC) filed by the Massachusetts Institute of Technology involving a DPU decision approving a customer transition charge for the recovery of stranded investment costs. The SJC has not yet established a schedule for submitting briefs. This issue is discussed more fully in the Company's 1995 Annual Report on Form 10-K. At this time, management is unable to predict the outcome of this proceeding.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits

         Exhibit 27 - Financial Data Schedule

         Filed herewith as Exhibit 1 is the Financial Data Schedule for the three months ended March 31, 1996.

   (b)   Reports on Form 8-K

         No reports on Form 8-K were filed during the three months ended March 31, 1996.

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



                                          CAMBRIDGE ELECTRIC LIGHT COMPANY
                                                    (Registrant)


                                          Principal Financial and
                                            Accounting Officer

                                          JAMES D. RAPPOLI
                                          James D. Rappoli,
                                          Financial Vice President
                                            and Treasurer



Date:  May 14, 1996