Form 10-Q
period 1996-06-30
CAMBRIDGE ELECTRIC LIGHT CO
filed 1996-08-14
CIK 16573

<PAGE 1>

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549-1004

                                   Form 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1996

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

                                               Outstanding at
           Class of Common Stock                August 1, 1996
        Common Stock, $25 par value            346,600 shares

The Company meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-K as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.

<PAGE 2>

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


                       CAMBRIDGE ELECTRIC LIGHT COMPANY

                           CONDENSED BALANCE SHEETS

                      JUNE 30, 1996 AND DECEMBER 31, 1995

                                    ASSETS

                            (Dollars in thousands)



                                                    June 30,     December 31,
                                                     1996            1995
                                                  (Unaudited)

PROPERTY, PLANT AND EQUIPMENT, at original cost    $158 509        $156 925
  Less - Accumulated depreciation                    60 784          58 839
                                                     97 725          98 086
  Add - Construction work in progress                 1 200           1 225
                                                     98 925          99 311

INVESTMENTS
  Equity in nuclear electric power companies          9 502           9 224
  Other                                                   5               5
                                                      9 507           9 229

CURRENT ASSETS
  Cash                                                  274             239
  Accounts receivable
    Affiliates                                          791           2 140
    Customers                                        10 980          10 534
  Unbilled revenues                                   3 014           1 769
  Prepaid property taxes                                -             1 690
  Inventories and other                               3 035           2 179
                                                     18 094          18 551

DEFERRED CHARGES
  Yankee Atomic purchased power contract              3 988           4 504
  Other                                               6 281           5 447
                                                     10 269           9 951

                                                   $136 795        $137 042

<PAGE 3>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

                           CONDENSED BALANCE SHEETS

                      JUNE 30, 1996 AND DECEMBER 31, 1995

                        CAPITALIZATION AND LIABILITIES

                            (Dollars in thousands)


                                                    June 30,     December 31,
                                                      1996           1995
                                                  (Unaudited)
CAPITALIZATION
  Common Equity -
    Common stock, $25 par value -
      Authorized and outstanding -
        346,600 shares, wholly-owned by
        Commonwealth Energy System (Parent)        $  8 665        $  8 665
    Amounts paid in excess of par value              27 953          27 953
    Retained earnings                                 8 522           7 561
                                                     45 140          44 179
  Long-term debt, including premiums, less
    maturing debt and current sinking fund
    requirements                                     17 504          21 865
                                                     62 644          66 044
CURRENT LIABILITIES
  Interim Financing -
    Notes payable to banks                           12 975           2 675
    Advances from affiliates                          7 400           2 425
    Maturing long-term debt                           4 260          20 000
                                                     24 635          25 100

  Other Current Liabilities -
    Current sinking fund requirements                   100             160
    Accounts payable
      Affiliates                                      2 979           3 787
      Other                                          15 474           8 870
    Accrued taxes -
      Local property and other                           23           1 690
      Income                                            674             731
    Accrued interest                                    484             973
    Other                                             1 548           1 272
                                                     21 282          17 483
                                                     45 917          42 583
DEFERRED CREDITS
  Accumulated deferred income taxes                  14 054          13 882
  Unamortized investment tax credits                  1 895           1 941
  Yankee Atomic purchased power contract              3 988           4 504
  Other                                               8 297           8 088
                                                     28 234          28 415
COMMITMENTS AND CONTINGENCIES

                                                   $136 795        $137 042

                            See accompanying notes.

<PAGE 4>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

             CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                            (Dollars in thousands)
                                  (Unaudited)



                                    Three Months Ended     Six Months Ended
                                      1996      1995        1996      1995

ELECTRIC OPERATING REVENUES          $28 611   $30 787     $58 088   $61 113

OPERATING EXPENSES
  Electricity purchased for resale,
    transmission and fuel             18 192    19 217      37 511    40 294
  Other operation and maintenance      6 055     6 460      11 961    12 339
  Depreciation                         1 086     1 038       2 172     2 076
  Taxes -
    Income                               859       677       1 271       772
    Local property                       744       745       1 501     1 517
    Payroll and other                    192       205         465       462
                                      27 128    28 342      54 881    57 460

OPERATING INCOME                       1 483     2 445       3 207     3 653

OTHER INCOME                           1 014        66       1 279       285

INCOME BEFORE INTEREST CHARGES         2 497     2 511       4 486     3 938

INTEREST CHARGES
  Long-term debt                         435       945       1 378     1 891
  Other interest charges                 427       219         538       313
  Allowance for borrowed funds
    used during construction             (16)      (26)        (37)      (51)
                                         846     1 138       1 879     2 153

NET INCOME                             1 651     1 373       2 607     1 785

RETAINED EARNINGS -
  Beginning of period                  7 131     6 573       7 561     7 166
  Dividends on common stock             (260)     (399)     (1 646)   (1 404)

RETAINED EARNINGS -
  End of period                      $ 8 522   $ 7 547     $ 8 522   $ 7 547






                            See accompanying notes.

<PAGE 5>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

                      CONDENSED STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                            (Dollars in thousands)
                                  (Unaudited)



                                                        1996         1995

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                           $ 2 607     $ 1 785
  Effects of noncash items -
    Depreciation and amortization                        2 172       2 202
    Deferred income taxes and investment tax
      credits, net                                          91           7
    Earnings from corporate joint ventures                (611)       (542)
  Dividends from corporate joint ventures                  333         402
  Change in working capital, exclusive of cash and
    interim financing                                    4 291      (2 970)
  All other operating items                               (682)     (1 202)
Net cash provided by (used for)
  operating activities                                   8 201        (318)

CASH FLOWS FOR INVESTING ACTIVITIES
  Additions to property, plant and equipment
    (exclusive of AFUDC)                                (1 658)     (2 720)
  Allowance for borrowed funds used during
    construction                                           (37)        (51)
Net cash used for investing activities                  (1 695)     (2 771)

CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of dividends                                  (1 646)     (1 404)
  Proceeds from (Payment of) short-term borrowings      10 300      (2 175)
  Advances from affiliates                               4 975       6 725
  Long-term debt issues refunded                       (20 000)        -
  Sinking funds payments                                  (100)       (161)
Net cash provided by (used for)
  financing activities                                  (6 471)      2 985

Net increase (decrease) in cash                             35        (104)
Cash at beginning of period                                239         376
Cash at end of period                                  $   274     $   272


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest (net of capitalized amounts)              $ 2 201     $ 2 016
    Income taxes                                       $ 2 246     $ 1 492




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

      The Company has 154 regular employees including 114 (74%) represented by a collective bargaining unit. The existing collective bargaining agreement remains in effect until September 1, 1998.

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

      The unaudited financial statements for the periods ended June 30, 1996 and 1995 reflect, in the opinion of the Company, all adjustments (consisting of only normal recurring accruals) necessary to summarize fairly the results for such periods. In addition, certain prior period amounts are reclassified from time to time to conform with the presentation used in the current period's financial statements.

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

<PAGE 7>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

  Similarly, the regulatory liabilities established by the Company are required to be refunded to customers over time. On January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. As of June 30, 1996, SFAS No. 121 did not have an impact on its financial position or results of operations. However, this result may change as modifications are made in the current regulatory framework pursuant to electric utility restructuring orders issued by the DPU including a final order that is expected to be issued by the end of 1996. For additional discussion of electric industry restructuring activities, see Management's Discussion and Analysis of Results of Operations.

      The principal regulatory assets included in deferred charges were as follows:

                                                     June 30,    December 31,
                                                       1996         1995
                                                    (Dollars in thousands)

  Yankee Atomic unrecovered plant
     and decommissioning costs                       $ 3 988     $ 4 504
  Postretirement benefit costs
     including pensions                                2 988       2 807
  Other                                                  473         498
                                                     $ 7 449     $ 7 809

     The regulatory liabilities, reflected in the accompanying balance sheets and related to deferred income taxes, were $3.2 million at June 30, 1996 and December 31, 1995.

(2)  Commitments and Contingencies

     The Company is engaged in a continuous construction program presently estimated at $27.2 million for the five-year period 1996 through 2000. Of that amount, $6.3 million is estimated for 1996, the majority of which is scheduled to be expended during the second half of the year. As of June 30, 1996 the Company's actual construction expenditures amounted to $1.7 million, including an allowance for funds used during construction. The Company expects to finance these expenditures on an interim basis with internally-generated funds and short-term borrowings which are ultimately expected to be repaid with the proceeds from sales of long-term debt and equity securities.

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

  A summary of the period to period changes in the principal items included in the condensed statements of income for the three and six months ended June 30, 1996 and 1995 and unit sales for these periods is shown below:

                                      Three Months            Six Months
                                     Ended June 30,          Ended June 30,
                                     1996 and 1995           1996 and 1995
                                              Increase (Decrease)
                                            (Dollars in thousands)

Electric Operating Revenues        $(2 176)    (7.1)%      $(3 025)    (4.9)%

Operating Expenses -
  Electricity purchased for
    resale, transmission and fuel   (1 025)    (5.3)        (2 783)    (6.9)
  Other operation and maintenance     (405)    (6.3)          (378)    (3.1)
  Depreciation                          48      4.6             96      4.6
  Taxes -
    Federal and state income           182     26.9            499     64.6
    Local property and other           (14)    (1.5)           (13)    (0.7)
                                    (1 214)    (4.3)        (2 579)    (4.5)

Operating Income                      (962)   (39.3)          (446)   (12.2)

Other Income                           948  1 436.4            994    348.8

Income Before Interest Charges         (14)    (0.6)           548     13.9

Interest Charges                      (292)   (25.7)          (274)   (12.7)

Net Income                          $  278     20.2        $   822     46.1


Unit Sales (MWH)
  Retail                           (23 916)    (7.3)       (44 290)    (6.7)
  Wholesale                         11 542     43.7         43 913     72.7
    Total unit sales               (12 374)    (3.5)          (377)    (0.1)


      The following is a summary of unit sales for the periods indicated:

                                     Unit Sales (MWH)
                         Three Months                    Six Months
Period Ended      Total   Retail   Wholesale     Total   Retail   Wholesale

June 30, 1996    339 551  301 591    37 960     722 360  618 021   104 339
June 30, 1995    351 925  325 507    26 418     722 737  662 311    60 426

<PAGE 9>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

Operating Revenues, Electricity Purchased For Resale, Transmission and Fuel

    Operating revenues for the first half of 1996 declined approximately $3 million or 4.9% due primarily to a decrease in electricity purchased for resale, transmission and fuel ($2.8 million) and slightly lower unit sales.

    The Company's total unit sales for the current six-month period were virtually unchanged from last year as significantly higher wholesale sales to the New England Power Pool and the Town of Belmont were offset by lower retail unit sales which reflect a significant decline in sales to the Massachusetts Institute of Technology, a large commercial customer which has constructed its own cogeneration facility and has elected to receive standby service only (re-fer to Part II, Item 1 for additional information pertaining to this issue).

    For the current quarter and first six months of 1996, electricity purchased for resale, transmission and fuel costs decreased $1 million (5.3%) and $2.8 million (6.9%), respectively due to lower costs for nuclear power and affiliate Canal Electric Company's (Canal) Unit 2 which was out of service for the entire second quarter due to scheduled maintenance. Unit 2 is also undergoing a fueling conversion to burn natural gas in addition to oil. This reduction was offset, in part, by an increase in power purchased from Canal Unit 1 which was out of service for the first half of 1995 due to a combination of scheduled maintenance and unscheduled extensive repairs to the turbine.

Other Operation and Maintenance

    For the current quarter and first half of 1996, operation and maintenance decreased $405,000 or 6.3% and $378,000 or 3.1%, respectively due primarily to the absence of legal fees associated with the cancellation of a power contract in 1995 and slightly lower costs in 1996 relating to marketing, customer operations, conservation and load management and buildings and grounds maintenance. These reductions were offset, in part, by higher insurance and benefit costs ($323,000) and higher maintenance costs relating primarily to the Kendall and Blackstone generating stations ($174,000).

Depreciation and Taxes

    For the current quarter and six-month period, depreciation expense increased 4.6% due to a higher level of depreciable plant. The significant increases in federal and state income taxes for the current quarter and six-month period of 26.9% and 64.6%, respectively were due to a higher level of pretax income. There were no significant changes to local property and payroll-related taxes.

Other Income and Interest Charges

    The significant increase in other income for the current quarter was due to the recognition of a gain relating to the sale of parcels of land ($664,000-pretax), a higher rate of return relative to steam production for an affiliate steam company ($196,000), an increase in non-operating rental income ($55,000) and the timing of dividend payments (offset by lower equity earnings) associated with the Company's investment in nuclear generating companies ($31,000).

<PAGE 10>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

    Interest charges for the current three-month period declined by nearly 26% due primarily to a $510,000 decrease in interest on long-term debt resulting from the repayment of a $20 million long-term debt issue and to a lesser extent, normal sinking fund payments. This overall decline was partially offset by higher short-term interest costs ($208,000) due to a significantly higher average level of short-term bank borrowings that reflect the use of short-term funds to repay maturing long-term debt. The weighted average short-term interest rate dropped during the current quarter to 5.5% compared to 6.3% for the same period in 1995 and had only a minimal impact on interest costs.

Regulatory Matters - Electric Industry Restructuring

    On August 16, 1995, the DPU issued an order calling for the restructuring of the electric utility industry in Massachusetts. The DPU's intent is to reduce electric costs to consumers by providing customers with the opportunity to choose their electric power provider while retail electric companies such as the Company and affiliate Commonwealth Electric Company (the Companies) continue to provide transmission and distribution services. On May 1, 1996, the DPU issued an order containing proposed rules for implementing electric industry restructuring.

    The proposed rules, which were the subject of public comment and hearings during June and July 1996, provide for:

    (1) the establishment of an independent system operator to operate the regional transmission system;
    (2) a power exchange to manage a competitive bidding pool for short-term power sales;
    (3) functional separation of electric companies into generation, trans-mission and distribution corporate entities;
    (4) preservation of discounts for low-income customers, shut-off protections and provision of service to all customers;
    (5)   registration requirements for generation suppliers;
    (6) options for phased incentives for electric companies to divest their generation assets;
    (7)   promotion of environmental goals;
    (8)   support for energy efficiency and renewable energy resources;
    (9) a price cap system of incentive regulation for the remaining distribution and transmission functions;
    (10) unbundling of rates on bills into separate components of transmis-sion, distribution and energy, and implementation of a competitive generation market by January 1, 1998; and
    (11)  a reasonable opportunity for recovery of stranded cost.

On August 9, 1996, the DPU issued an order delaying the issuance of final rules until the end of 1996. The DPU also stated that it will soon issue a revised schedule for electric companies to make company-specific unbundled rate filings.

    Although the DPU has not yet issued its revised rate filing schedule, the Companies anticipate filing their revenue-neutral, unbundled rates in early 1997 after the issuance of the DPU's final rules. Also, during 1997, the Companies will file their comprehensive restructuring plan. One element of the Companies' plan (announced on February 15, 1996) calls for the auctioning,

<PAGE 11>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

in a competitive market, of their capacity entitlement (1,140 MW) in all of their twenty-one power contracts in an effort to develop a competitive market whereby customers would have the flexibility of choosing their electric supplier. The entitlements include contracts for power from Canal Units 1 and 2 and Seabrook Unit 1, which are owned or jointly owned by the System's generating subsidiary Canal Electric Company. The Companies' plan provides for total recovery of the difference between the current market value of the Companies' power contracts and their unavoidable costs. Under the Companies' plan, this difference, a component of what is often referred to as stranded cost, would be recovered through a non-bypassable access charge paid over an appropriate time period by all customers in the Companies' service areas.

    The DPU's May 1 order reaffirmed that one of its transition principles is to seek near-term rate relief for electric customers. Also, the DPU's proposed rules would limit the period for recovery of net, non-mitigable stranded cost to a ten-year period (January 1, 1998 through December 31, 2007.) Recovery of stranded cost depends upon the timing, nature, and degree of competition that may result from future changes in regulatory policies governing the Companies' activities and prices, as well as future power costs and market prices of power. The Companies' single largest component of stranded cost relates to their purchased power contracts with non-utility generators. Based on their analyses of the DPU's effort, the Companies would be unable to recover a substantial portion of their stranded cost within the ten-year period without rate increases.

    Generally accepted accounting principles require that losses be accrued in full when costs to complete a contract are expected to exceed related revenues expected to be realized. To the extent that the Companies determine that they will be unable to recover costs associated with their purchased power contracts, the Companies would be required to take an immediate charge against earnings when such a loss is probable and estimable. Statement of Financial Accounting Standards No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121) which became effective for 1996, requires impairment losses on long-lived assets to be recognized when the book value of an asset exceeds its expected future cash flows. This standard also imposes stricter criteria for the retention of regulatory-created assets by requiring that such assets be probable of future recovery at each balance sheet date. To the extent such recovery is not probable at the balance sheet date, the Companies would be required to take a charge against earnings in that period.

    The Companies currently account for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards No. 71 - "Accounting for the Effects of Certain Types of Regulation" (SFAS No.
71) based on the cost-of-service regulatory framework in which they operate. The DPU has proposed that the distribution and transmission functions of their businesses be regulated under a form of price capped incentive regulation.

    In the event that recovery of specific costs through rates becomes unlikely or uncertain for all or a portion of the Companies' utility opera-tions, whether resulting from the expanding effects of competition or specific regulatory actions which move the Companies away from cost-of-service rate-making, SFAS No. 71 would no longer apply. While the Companies are unable to predict the final rules which may be adopted by the DPU in its restructuring proposal, the Companies could be required to discontinue the application of SFAS No. 71. Discontinuance of SFAS No. 71 would cause the write-off of the applicable portions of their regulatory assets which would have an adverse

<PAGE 12>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

impact on the Companies' financial position and results of operations. The Companies will challenge any order that would have a significant adverse impact on them, including attempts to limit their recovery of stranded cost.

<PAGE 13>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is subject to legal claims and matters arising from its course of business including involvement in two court actions filed by the Massachusetts Institute of Technology (MIT) relating to a September 1995 decision of the DPU approving the Company's customer transition charge (CTC) for the recovery of stranded cost. The first proceeding is an appeal by MIT of the DPU decision to the Massachusetts Supreme Judicial Court (SJC). The Company is an intervenor in this proceeding. The SJC has not yet established a schedule for submitting briefs. This issue is discussed more fully in the Company's 1995 Annual Report on Form 10-K. At this time, management is unable to predict the outcome of this proceeding.

         The second proceeding involves a complaint filed by MIT in May 1996 with the United States District Court alleging that the CTC is inconsistent with the provisions of the Public Utility Regulatory Policies Act of 1978 (PURPA), discriminates against qualifying facilities, and is inconsistent with the policies of the Federal Energy Regulatory Commission (FERC) regarding stranded cost recovery. MIT named both the DPU and the Company as parties to the complaint. In June 1996, the Company filed a Motion to Dismiss MIT's complaint arguing that the Court lacks jurisdiction over the matter, the CTC is wholly consistent with PURPA, and, in the alternative, the Court must abstain from considering the case to avoid interfering with the SJC proceeding. The Company also noted that MIT's complaint is virtually identical to a complaint filed earlier by MIT at the FERC that the FERC dismissed. A hearing on the Motion to Dismiss was held in July 1996. The Court has taken the matter under advisement, and, at this time, management is unable to predict the outcome of this proceeding.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits

         Exhibit 27 - Financial Data Schedule.


         Filed herewith as Exhibit 1 is the Financial Data Schedule for the six months ended June 30, 1996.

   (b)   Reports on Form 8-K

         No reports on Form 8-K were filed during the three months ended June 30, 1996.

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




Date:   August 14, 1996