Form 10-Q
period 1996-09-30
CAMBRIDGE ELECTRIC LIGHT CO
filed 1996-11-13
CIK 16573

<PAGE 1>

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549-1004

                                   Form 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1996

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

                                               Outstanding at
           Class of Common Stock               November 1, 1996

        Common Stock, $25 par value            346,600 shares

The Company meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.

<PAGE 2>

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


                       CAMBRIDGE ELECTRIC LIGHT COMPANY

                           CONDENSED BALANCE SHEETS

                   SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                    ASSETS

                            (Dollars in thousands)



                                                September 30,    December 31,
                                                    1996             1995
                                                 (Unaudited)

PROPERTY, PLANT AND EQUIPMENT, at original cost    $158 966        $156 925
  Less - Accumulated depreciation                    61 195          58 839
                                                     97 771          98 086
  Add - Construction work in progress                 1 284           1 225
                                                     99 055          99 311

INVESTMENTS
  Equity in nuclear electric power companies          9 515           9 224
  Other                                                   5               5
                                                      9 520           9 229

CURRENT ASSETS
  Cash                                                  729             239
  Accounts receivable -
    Affiliates                                          671           2 140
    Customers                                        11 367          10 534
  Unbilled revenues                                   2 980           1 769
  Prepaid property taxes                              2 581           1 690
  Inventories and other                               1 860           2 179
                                                     20 188          18 551

DEFERRED CHARGES
  Yankee Atomic purchased power contract              3 755           4 504
  Other                                               7 958           5 447
                                                     11 713           9 951

                                                   $140 476        $137 042







                            See accompanying notes.

<PAGE 3>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

                           CONDENSED BALANCE SHEETS

                   SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                        CAPITALIZATION AND LIABILITIES

                            (Dollars in thousands)


                                                September 30,    December 31,
                                                     1996            1995
                                                 (Unaudited)
CAPITALIZATION
  Common Equity -
    Common stock, $25 par value -
      Authorized and outstanding -
        346,600 shares, wholly-owned by
        Commonwealth Energy System (Parent)        $  8 665        $  8 665
    Amounts paid in excess of par value              27 953          27 953
    Retained earnings                                10 957           7 561
                                                     47 575          44 179
  Long-term debt, including premiums, less
    maturing debt and current sinking fund
    requirements                                     17 503          21 865
                                                     65 078          66 044
CURRENT LIABILITIES
  Interim Financing -
    Notes payable to banks                           18 450           2 675
    Advances from affiliates                          5 610           2 425
    Maturing long-term debt                           4 260          20 000
                                                     28 320          25 100

  Other Current Liabilities -
    Current sinking fund requirements                   100             160
    Accounts payable -
      Affiliates                                      3 776           3 787
      Other                                           9 865           8 870
    Accrued taxes -
      Local property and other                        3 455           1 690
      Income                                             16             731
    Accrued interest                                    280             973
    Other                                             1 606           1 272
                                                     19 098          17 483
                                                     47 418          42 583
DEFERRED CREDITS
  Accumulated deferred income taxes                  14 188          13 882
  Unamortized investment tax credits                  1 872           1 941
  Yankee Atomic purchased power contract              3 755           4 504
  Other                                               8 165           8 088
                                                     27 980          28 415
COMMITMENTS AND CONTINGENCIES

                                                   $140 476        $137 042

                            See accompanying notes.

<PAGE 4>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

             CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                            (Dollars in thousands)
                                  (Unaudited)



                                    Three Months Ended     Nine Months Ended
                                      1996      1995        1996      1995

ELECTRIC OPERATING REVENUES          $33 513   $34 453     $91 601   $95 566

OPERATING EXPENSES
  Electricity purchased for resale,
    transmission and fuel             21 750    22 049      59 261    62 343
  Other operation and maintenance      5 214     5 984      17 175    18 323
  Depreciation                         1 086     1 038       3 258     3 114
  Taxes -
    Income                             1 370     1 270       2 641     2 042
    Local property                       785       793       2 286     2 310
    Payroll and other                    178       195         643       657
                                      30 383    31 329      85 264    88 789

OPERATING INCOME                       3 130     3 124       6 337     6 777

OTHER INCOME                             136       176       1 415       461

INCOME BEFORE INTEREST CHARGES         3 266     3 300       7 752     7 238

INTEREST CHARGES
  Long-term debt                         431       943       1 809     2 834
  Other interest charges                 412       119         950       432
  Allowance for borrowed funds
    used during construction             (12)      (33)        (49)      (84)
                                         831     1 029       2 710     3 182

NET INCOME                             2 435     2 271       5 042     4 056

RETAINED EARNINGS -
  Beginning of period                  8 522     7 547       7 561     7 166
  Dividends on common stock              -      (1 039)     (1 646)   (2 443)

  End of period                      $10 957   $ 8 779     $10 957   $ 8 779









                            See accompanying notes.

<PAGE 5>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

                      CONDENSED STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                            (Dollars in thousands)
                                  (Unaudited)



                                                        1996         1995

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                           $ 5 042     $ 4 056
  Effects of noncash items -
    Depreciation and amortization                        3 258       3 244
    Deferred income taxes and investment tax
      credits, net                                          92         232
    Earnings from corporate joint ventures                (908)       (830)
  Dividends from corporate joint ventures                  617         575
  Change in working capital, exclusive of cash and
    interim financing                                      468        (387)
  All other operating items                             (2 392)       (183)
Net cash provided by operating activities                6 177       6 707

CASH FLOWS FOR INVESTING ACTIVITIES
  Additions to property, plant and equipment
    (exclusive of AFUDC)                                (2 850)     (4 360)
  Allowance for borrowed funds used during
    construction                                           (49)        (84)
Net cash used for investing activities                  (2 899)     (4 444)

CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of dividends                                  (1 646)     (2 443)
  Proceeds from (payment of) short-term borrowings      15 775      (1 675)
  Advances from affiliates                               3 185       1 975
  Long-term debt issue refunded                        (20 000)        -
  Sinking funds payments                                  (102)       (162)
Net cash used for financing activities                  (2 788)     (2 305)

Net increase (decrease) in cash                            490         (42)
Cash at beginning of period                                239         376
Cash at end of period                                  $   729     $   334


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest (net of capitalized amounts)              $ 3 216     $ 2 707
    Income taxes                                       $ 3 049     $ 2 057






                            See accompanying notes.

<PAGE 6>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

(1) General Information

        Cambridge Electric Light Company (the Company) is a wholly-owned subsidiary of Commonwealth Energy System. The parent company is referred to in this report as the "System" and together with its subsidiaries is collectively referred to as "the system." The System is an exempt public utility holding company under the provisions of the Public Utility Holding Company Act of 1935 and, in addition to its investment in the Company, has interests in other utility and several non-regulated companies.

        The Company has 151 regular employees including 112 (74%) represented by a collective bargaining unit. The existing collective bargaining agreement remains in effect until September 1, 1998.

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

        The unaudited financial statements for the periods ended September 30, 1996 and 1995 reflect, in the opinion of the Company, all adjustments (consisting of only normal recurring accruals) necessary to summarize fairly the results for such periods. In addition, certain prior period amounts are reclassified from time to time to conform with the presenta-tion used in the current period's financial statements.

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

<PAGE 7>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

    Similarly, regulatory liabilities established by the Company are required to be refunded to customers over time. On January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. As of September 30, 1996, SFAS No. 121 did not have an impact on the Company's financial position or results of operations. However, this result may change as modifications are made in the current regulatory framework pursuant to electric utility restructuring orders issued by the DPU including a final order that is expected to be issued by the end of 1996. For additional discussion of electric industry restructuring activities, see "Electric Industry Restructuring" in Management's Discussion and Analysis of Results of Operations in Item 2 of this report.

        The principal regulatory assets included in deferred charges were as follows:

                                                 September 30,   December 31,
                                                      1996          1995
                                                   (Dollars in thousands)

        Yankee Atomic unrecovered plant
            and decommissioning costs               $ 3 755        $ 4 504
        Postretirement benefit costs
            including pensions                        2 992          2 807
        Other                                           460            498
                                                    $ 7 207        $ 7 809

        The regulatory liabilities, reflected in the accompanying balance sheets and related to deferred income taxes, were $3.1 million at September 30, 1996 and $3.2 million at December 31, 1995.

(2) Commitments and Contingencies

        (a) Construction Program

        The Company is engaged in a continuous construction program presently estimated at $27.2 million for the five-year period 1996 through 2000. Of that amount, $6.3 million is estimated for 1996. As of September 30, 1996 the Company's actual construction expenditures amounted to $2.9 million, including an allowance for funds used during construction. The Company expects to finance these expenditures on an interim basis with internally-generated funds and short-term borrowings which are ultimately expected to be repaid with the proceeds from sales of long-term debt securities.

        The program is subject to periodic review and revision because of factors such as changes in business conditions, rates of customer growth, effects of inflation, maintenance of reliable and safe service, equipment delivery schedules, licensing delays, availability and cost of capital and environmental regulations.

<PAGE 8>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

        (b) Connecticut Yankee Atomic Power Company Outage

        On July 22, 1996, Connecticut Yankee Atomic Power Company (Connecticut Yankee), which operates the Connecticut Yankee nuclear power plant (the plant), took the unit out of service in connection with certain safety-related issues and refueling. While the plant has been out of service, Connecticut Yankee's owners have evaluated the economics of continuing to operate the plant over the remaining ten years of its current license life, compared to the costs of closing the plant and incurring replacement power for the same period. As a result of this evaluation, on October 9, 1996, Connecticut Yankee announced that a permanent shutdown of the plant seems likely. Connecticut Yankee's Board of Directors is expected to vote sometime during the fourth quarter of 1996 on whether to permanently shut down the plant.

        The Company has an equity ownership interest in Connecticut Yankee of 4.5% which, at September 30, 1996, amounted to approximately $4.8 million. The Company, through its ownership interest, has a corresponding capacity entitlement and power purchase obligation.

        The preliminary estimate of the sum of future payments for the closing, decommissioning and recovery of the remaining investment in the plant, assuming permanent shutdown, is approximately $797 million. The Company's share of these remaining estimated costs is approximately
    $36 million. Based upon regulatory precedent, Connecticut Yankee believes that it would continue to collect from its power purchasers (including the Company) its decommissioning costs, unrecovered plant investment and other costs associated with the permanent closure of the plant over the remain-ing period of the plant's operating license that expires in 2007. The Company does not believe the ultimate outcome of the early closing of this plant would have a material adverse effect on its operations and believes that recovery of these FERC-approved costs would continue to be allowed in its rates at the retail level.

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

    A summary of the period to period changes in the principal items included in the condensed statements of income for the three and nine months ended September 30, 1996 and 1995 and unit sales for these periods is shown below:

                                   Three Months Ended      Nine Months Ended
                                      September 30,          September 30,
                                      1996 and 1995          1996 and 1995
                                              Increase (Decrease)
                                            (Dollars in thousands)

Electric Operating Revenues        $  (940)    (2.7)%      $(3 965)    (4.1)%

Operating Expenses -
  Electricity purchased for
    resale, transmission and fuel     (299)    (1.4)        (3 082)    (4.9)
  Other operation and maintenance     (770)   (12.9)        (1 148)    (6.3)
  Depreciation                          48      4.6            144      4.6
  Taxes -
    Federal and state income           100      7.9            599     29.3
    Local property and other           (25)    (2.5)           (38)    (1.3)
                                      (946)    (3.0)        (3 525)    (4.0)

Operating Income                         6      0.2           (440)    (6.5)

Other Income                           (40)   (22.7)           954    206.9

Income Before Interest Charges         (34)    (1.0)           514      7.1

Interest Charges                      (198)   (19.2)          (472)   (14.8)

Net Income                         $   164      7.2        $   986     24.3


Unit Sales (Megawatthours or MWH)
  Retail                           (21 539)    (6.0)       (65 829)    (6.5)
  Wholesale                         28 585     82.1         72 498     76.1
    Total unit sales                 7 046      1.8          6 669      0.6

    The following is a summary of unit sales (in MWH) for the periods indicated:
                        Three Months                    Nine Months
Period Ended      Total    Retail   Wholesale    Total     Retail   Wholesale

September 30,
    1996         400 095   336 692    63 403   1 122 455    954 713   167 742
September 30,
    1995         393 049   358 231    34 818   1 115 786  1 020 542    95 244

<PAGE 10>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

Operating Revenues, Electricity Purchased For Resale, Transmission and Fuel

    For the three and nine months ended September 30, 1996 operating revenues declined approximately $940,000 (2.7%) and $4 million (4.1%), respectively, due primarily to lower costs for electricity purchased for resale, transmis-sion and fuel and decreased levels of retail unit sales.

    The Company's total unit sales for the current three and nine-month periods increased slightly from last year reflecting higher wholesale sales to the New England Power Pool that were nearly offset by lower retail unit sales that reflected a significant decline in sales to the Massachusetts Institute of Technology, a large commercial customer that has constructed its own cogeneration facility and has elected to receive standby service only (refer to Part II, Item 1 for additional information pertaining to this issue).

    Electricity purchased for resale, transmission and fuel costs decreased nearly $3.1 million (4.9%) during the first nine months of 1996 due primarily to lower costs for nuclear power and affiliate Canal Electric Company's (Canal) Unit 2 which was out of service approximately five months for sched-uled maintenance and returned to service in mid-August 1996. Unit 2 also completed a fueling conversion to burn natural gas in addition to oil. These reductions were offset, in part, by an increase in power purchased from Canal Unit 1 which was out of service in 1995 from the start of the year until late July due to a combination of scheduled maintenance and unscheduled extensive repairs to the turbine. For the current quarter, electricity purchased for resale, transmission and fuel costs decreased $299,000 (1.4%) due mainly to lower transmission costs.

Other Operation and Maintenance

    For the current quarter and nine-month period, operation and maintenance decreased $770,000 (12.9%) and $1.1 million (6.3%), respectively, due mainly to lower costs relating to marketing and customer operations ($47,000 and $139,000) and, in the current nine-month period, conservation and load management ($118,000) and buildings and grounds maintenance ($25,000). These lower costs were offset slightly in the current quarter and nine-month period by higher insurance and benefit costs of $64,000 and $388,000, respectively. The current nine-month period also reflects the absence of legal fees ($293,000) associated with the cancellation of a power contract in 1995.

Depreciation and Taxes

    For the current quarter and nine-month period, depreciation expense increased 4.6% due to a higher level of depreciable plant. The increases in federal and state income taxes for the current quarter and nine-month period of 7.9% and 29.3%, respectively, were due to higher levels of pretax income. There were no material changes to local property and payroll-related taxes.

Other Income and Interest Charges

    The significant increase in other income for the current nine-month period was due to the recognition of a gain relating to the sale of a parcel of land ($664,000), a higher rate of return relative to steam production for an affiliate steam company ($282,000), an increase in non-operating rental income ($53,000) and the timing of dividend payments (offset by lower equity earn-ings) associated with the Company's investment in nuclear generating companies ($35,000).

<PAGE 11>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

    Interest charges for the current three and nine-month periods declined by nearly 19.2% and 14.8%, respectively, due primarily to the repayment of a $20 million long-term debt issue during the second quarter and to a lesser extent, normal sinking fund payments. This overall decline was partially offset by higher short-term interest costs due to a significantly higher average level of short-term bank borrowings that reflect the use of short-term funds to repay a maturing long-term debt issue. The weighted average short-term interest rate dropped to 5.5% compared to 6.0% for both current periods in 1995 and had only a minimal impact on interest costs.

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

On August 9, 1996, the DPU issued an order delaying the issuance of final rules until the end of 1996. The DPU also stated that it will issue a revised schedule for electric companies to make company-specific unbundled rate filings.

    Although the DPU has not yet issued its revised rate filing schedule, the Companies anticipate filing their revenue-neutral, unbundled rates in early 1997 after the issuance of the DPU's final rules. Also, during 1997, the Companies will file their comprehensive restructuring plan. One element of the Companies' plan (announced on February 15, 1996) calls for the auctioning, in a competitive market, of their capacity entitlement (1,140 MW) in all of

<PAGE 12>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

their twenty-one power contracts in an effort to develop a competitive market whereby customers would have the flexibility of choosing their electric supplier. The entitlements include contracts for power from Canal Units 1 and 2 and Seabrook Unit 1, which are owned or jointly owned by the System's generating subsidiary Canal Electric Company. The Companies' plan provides for total recovery of the difference between the current market value of the Companies' power contracts and their unavoidable costs. Under the Companies' plan, this difference, a component of what is often referred to as stranded cost, would be recovered through a non-bypassable access charge paid over an appropriate time period by all customers in the Companies' service areas.

    The DPU's May 1 order reaffirmed that one of its transition principles is to seek near-term rate relief for electric customers. Also, the DPU's proposed rules would limit the period for recovery of net, non-mitigable stranded cost to a ten-year period (January 1, 1998 through December 31, 2007.) Recovery of stranded cost depends upon the timing, nature, and degree of competition that may result from future changes in regulatory policies governing the Companies' activities and prices, as well as future power costs and market prices of power. The Companies' single largest component of stranded cost relates to their purchased power contracts with non-utility generators. Based on their analyses of the DPU's effort, the Companies would be unable to recover a substantial portion of their stranded cost within the ten-year period without rate increases. However, while the Companies are unable to predict the ultimate outcome of restructuring, it is important to note that a recent proposed settlement agreement presented by another utility to the DPU includes a provision that lengthens the timeframe for recovery of certain stranded costs to their original lives thus making it possible for that company to fully recover all stranded costs without a significant rate increase. That settlement agreement is currently under review by the DPU.

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

    In the event that recovery of specific costs through rates becomes unlikely or uncertain for all or a portion of the Companies' utility opera-tions, whether resulting from the expanding effects of competition or specific regulatory actions which move the Companies away from cost-of-service rate-

<PAGE 13>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

making, SFAS No. 71 would no longer apply. While the Companies are unable to predict the final rules which may be adopted by the DPU in its restructuring proposal, the Companies could be required to discontinue the application of SFAS No. 71. Discontinuance of SFAS No. 71 would cause the write-off of the applicable portions of their regulatory assets which would have an adverse impact on the Companies' financial position and results of operations. The Companies will challenge any order that would have a significant adverse impact on them, including attempts to limit their recovery of stranded cost.

<PAGE 14>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

            The Company is subject to legal claims and matters arising from its course of business including involvement in a court action filed by the Massachusetts Institute of Technology (MIT) relating to a September 1995 decision of the DPU approving the Company's customer transition charge (CTC) for the recovery of stranded cost. In this action, MIT has filed an appeal of the DPU decision to the Massachu-setts Supreme Judicial Court (SJC). The Company is an intervenor in this proceeding. In accordance with the briefing schedule, MIT filed its initial brief on October 21, 1996. The Company is scheduled to file its brief on November 20, 1996, with MIT to file its reply brief on December 5, 1996. While no schedule is set for a decision from the SJC, the Company anticipates a decision sometime in the second quarter of 1997. This issue is discussed more fully in the Company's 1995 Annual Report on Form 10-K. At this time, management is unable to predict the outcome of this proceeding.

            In a previous legal proceeding, on August 27, 1996, the United States District Court for the District of Massachusetts (District Court) granted the motions for summary judgement of the Company and the DPU and dismissed the May 1996 complaint filed by MIT. In its complaint, MIT had alleged that the CTC approved by the DPU and implemented by the Company violated the Public Utility Regulatory Policies Act of 1978 (PURPA). In dismissing MIT's complaint, the District Court found that MIT's complaint involved an allegation relating to the DPU's application of PURPA, which is not within the Court's jurisdiction.

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            Exhibit 27 - Financial Data Schedule.

            Filed herewith as Exhibit 1 is the Financial Data Schedule for the nine months ended September 30, 1996.

        (b) Reports on Form 8-K

            No reports on Form 8-K were filed during the three months ended September 30, 1996.

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



                                          CAMBRIDGE ELECTRIC LIGHT COMPANY
                                                    (Registrant)


                                          Principal Financial and
                                            Accounting Officer:



Date:   November 13, 1996                 JAMES D. RAPPOLI
                                          James D. Rappoli,
                                          Financial Vice President
                                            and Treasurer