Form 10-K
period 1996-12-31
CAMBRIDGE ELECTRIC LIGHT CO
filed 1997-03-31
CIK 16573

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

       For the fiscal year ended December 31, 1996

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

                                               Outstanding at
           Class of Common Stock               March 15, 1997
        Common Stock, $25 par value            346,600 shares

The Company meets the conditions set forth in General Instruction J(1)(a) and
(b) of Form 10-K as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.

Documents Incorporated by Reference           Part in Form 10-K
                None                           Not Applicable

              List of Exhibits begins on page 40 of this report.

<PAGE 2>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY
                       FORM 10-K      DECEMBER 31, 1996
                               TABLE OF CONTENTS

                                    PART I
                                                                  PAGE

Item  1. Business..............................................    3

            General............................................    3
            Electric Power Supply..............................    3
            New England Power Pool.............................    5
            Energy Mix.........................................    5
            Regulation.........................................    6
               (a) Wholesale Rate Proceedings..................    6
               (b) Cost Recovery...............................    7
                     Rate Schedule.............................    7
                     Purchased Power...........................    7
                     Customer Transition Charge...............     7
               (c) Electric Industry Restructuring.............    8
            Competition........................................   10
            Construction and Financing.........................   10
            Employees..........................................   11

Item  2. Properties............................................   11

Item  3. Legal Proceedings.....................................   11

                                    PART II

Item  5. Market for the Registrant's Common Stock and Related
         Stockholder Matters...................................   12

Item  7. Management's Discussion and Analysis of Results of
         Operations............................................   13

Item  8. Financial Statements and Supplementary Data...........   17

Item  9. Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure...................   17

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports
         on Form 8-K...........................................   39


Signatures.....................................................   52

<PAGE 3>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

                                    PART I.

Item 1. Business

    General

    Cambridge Electric Light Company (the Company) is engaged in the production, distribution and sale of electricity at retail to approximately 44,400 customers in the city of Cambridge, Massachusetts. The service territory encompasses a seven square mile area with a population of approximately 96,000. In addition, the Company sells power for resale to the New England Power Pool (NEPOOL) and the Town of Belmont, Massachusetts (Belmont), and sells steam from its electric generating stations at wholesale to an affiliated company for distribution to customers for space heating and other purposes.

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

    By virtue of its charter, which is unlimited in time, the Company distributes electricity without direct competition in kind from any privately or municipally-owned utility. Alternate sources of energy are available to customers within the service territory. In early 1995, the Massachusetts Institute of Technology, one of the Company's largest customers, completed and placed into service a natural gas cogeneration facility which will meet approximately 94% of its power needs. For further information on this facility refer to the "Customer Transition Charge" section discussion which follows.

    Of the Company's 1996 retail electric unit sales, 12.5% was sold to residential customers, 81.4% to commercial customers, 5.5% to industrial customers and 0.6% to municipal and other customers.

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

    The Company also has equity ownership interests (2 1/2% to 4%) in two operating nuclear units located in New England with power entitlements totaling 42.4 MW. One of the operating nuclear units, located in Wiscasset, Maine and operated by Maine Yankee Atomic Power Company (Maine Yankee), experienced two outages due to design and regulatory issues during 1996. On July 20, 1996 the unit was taken off-line to address a design issue on the primary component cooling system. The unit remained off-line until September 2, 1996, to also address issues related to compliance with the Nuclear Regulatory Commission's (NRC) General Letter 96-01 that addresses surveillance testing of safety system components.

    The second outage at Maine Yankee began on December 5, 1996 to correct technical issues associated with a Confirmatory Action Letter issued by the NRC. Maine Yankee also used this outage as an opportunity to breach the reactor and identify specific fuel assemblies which were detected as leaking earlier in the operating cycle. They identified eight assemblies with a total of seventy-five fuel rods leaking, and found the most recent load of fuel unacceptable for continued operation of the plant. Additional cable separation issues were also identified and the NRC has expanded the requirements of the Confirmatory Action Letter that Maine Yankee must meet prior to restart. The restart date of the unit has not yet been determined.

    In July 1996, Connecticut Yankee Atomic Power Company (Connecticut Yankee), which operates the Connecticut Yankee nuclear power plant, took the unit out of service in connection with certain safety related issues and refueling. On December 4, 1996, following an economic evaluation of continuing operation of the plant over the remaining ten years of its license life compared to ceasing operation and incurring replacement power costs for the same period, Connecticut Yankee's Board of Directors voted to permanently shut down the plant.

    Additionally, in February 1992, Yankee Atomic Electric Company's Board of Directors decided to permanently cease power operation at a nuclear unit located in Rowe, Massachusetts and, in time, decommission the facility. The Company has a 2% interest in this facility. For further information, refer to

<PAGE 5>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

Note 3(e) of Notes to Financial Statements filed under Item 8 of this report.

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

    The reserve requirements used by NEPOOL participants in planning future additions are determined by NEPOOL to meet the reliability criteria recom-mended by the NPCC. The system estimates that, during the next ten years, reserve requirements so determined will be approximately 20% of peak load.

    Energy Mix

    The Company's energy mix, including purchased power, was as follows:

                                     1996       1995      1994

        Oil                           21%        23%       31%
        Nuclear                       39         36        43
        Natural gas                   33         40        25
        Hydro                          7          1         1
          Total                      100%       100%      100%

    The increase in hydro during 1996 represents an increase in power from Hydro-Quebec, while the decrease in oil represents a five-month maintenance outage at Canal Unit 2. The lower oil component in 1995 reflects Canal Unit 1 being off-line for the first seven months of the year and an additional outage period of nearly one month during the fourth quarter. In addition to power purchases, the Company is actively pursuing sales of certain available

<PAGE 6>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

capacity to utilities in and outside the New England region.

    Regulation

    (a) Wholesale Rate Proceedings

    The Company provides power supply and transmission services to its FERC-jurisdictional wholesale customers. The Company requires FERC approval to change its wholesale rates, including those to the Municipal Light Department of the Town of Belmont, Massachusetts (Belmont), a "partial requirements" customer since 1986. Since February 1993, Belmont has taken power supply service under a FERC approved Net Requirements Power Supply Agreement.

    In 1993, the Company and Belmont began negotiations for a new transmission service agreement. The negotiations were not successful. On June 29, 1994 the Company filed for FERC approval of a new transmission service agreement with Belmont. The FERC accepted the rates effective January 25, 1995, subject to refund. At the same time, an investigation was opened by the FERC to determine the reasonableness of both the existing transmission tariff rates to Belmont and the proposed transmission service agreement with Belmont. Both Belmont and FERC staff intervened in the investigation. The Company filed its case with the FERC on October 25, 1994 and evidentiary hearings were held in March 1995.

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

    On March 29, 1995, the FERC issued two notices of proposed rulemaking concerning open access transmission and stranded costs. The FERC's notices proposed to remove impediments to competition in the wholesale bulk power marketplace and to bring more efficient, lower-cost power to consumers. On March 29, 1996 the Company filed Transmission Tariffs that implemented the FERC's requirements for non-discriminatory open access transmission for both point-to-point and network service. The tariffs were accepted on May 17, 1996 to be effective on May 28, 1996, but the rates are subject to a Section 206 investigation issued by the FERC itself. A settlement with the FERC regarding this investigation was filed on February 6, 1997.

    On April 24, 1996 the FERC issued Order No. 888 a set of three interrelated rules resolving the above rulemakings. The FERC required all public utilities that own, control or operate transmission facilities in interstate commerce to have on file wholesale open access transmission tariffs that conform to the FERC pro-forma tariff contained in Order No. 888. On July 9, 1996, the Company and Commonwealth Electric filed tariffs that conform to the FERC's pro-forma tariffs. On November 13, 1996, the FERC accepted the non-rate terms and conditions of these tariffs effective July 9, 1996, subject to a revision of one section dealing with the scheduling of services.

<PAGE 7>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

    On December 31, 1996, the Company and Commonwealth Electric filed market-based power sales tariffs with the FERC which received FERC approval on February 27, 1997. The Company and Commonwealth Electric seek to make wholesale power sales at fully negotiated rates. In addition, the Company and Commonwealth Electric requested authorization to participate as brokers in the sale and purchase of electricity.

    (b) Cost Recovery

        Rate Schedule

    The Company files a fuel charge (FC) rate schedule, subject to DPU regulation, under which the Company is allowed current recovery from retail customers of costs of fuel used in electric generation and a substantial portion of purchased power, demand and transmission costs. This schedule requires the quarterly computation and DPU approval of a FC decimal based on forecasts of fuel, electricity purchased for resale and transmission costs and billed unit sales for each period. To the extent that collections under the rate schedule do not match actual costs for a given calendar quarter, an appropriate adjustment is reflected in the calculation of the Company's decimal for the next calendar quarter.

        Purchased Power

    The Company has long-term contracts for the purchase of electricity from various sources. Generally, these contracts are for fixed periods and require that the Company pay a demand charge for its capacity entitlement and an energy charge to cover the cost of fuel. The Company collects a portion of the capacity-related purchased power costs associated with certain long-term power and transmission agreements through base rates as approved by the DPU.

    Revenues collected through base rates are generally designed to reimburse the Company for all costs of operation other than fuel, the energy portion of purchased power, transmission and C&LM costs while providing a fair return on capital invested in the business. However, as a result of a DPU-mandated recovery mechanism for the capacity-related costs described above, the Company has experienced a revenue excess or shortfall when unit sales and/or the costs recoverable in base rates vary from test-period levels. This issue, which has had a significant impact on the Company's net income, was addressed in a settlement agreement approved by the DPU in May 1995 that permits deferral of up to $2 million annually for these capacity-related purchased power costs. There have been no deferrals to date.

        Customer Transition Charge

        In September 1995, the DPU issued a ruling largely approving four rate tariffs, including a Customer Transition Charge (CTC), that were filed by the Company on March 15, 1995. The CTC will protect remaining customers from paying certain costs, often referred to as stranded investment costs, that were incurred in the event that the Company's largest customers discontinue full service, yet still remain connected for back-up and other services.
These costs include long-term power contracts entered into to meet projected energy requirements, investments in substations, underground and overhead lines and current and future decommissioning costs associated with nuclear plants. This ruling is believed to be the first retail stranded cost charge

<PAGE 8>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

approved nationally and follows the DPU restructuring order which endorsed, in principle, the recovery of stranded investment costs.

    Through the CTC, the Company will initially recover 75% of net stranded investment costs as calculated in its proposal. The Company's other rates in-clude a Supplemental Service Rate, a Standby Service Rate and a Maintenance Service Rate each of which were approved with only minor changes. The Company is encouraged by the DPU's position on recovery of stranded investment costs and expects to address recovery of the remaining 25% in its restructuring filing.

    The Massachusetts Institute of Technology (MIT) appealed the DPU's deci-sion to the Massachusetts Supreme Judicial Court (the SJC). The Company is an intervenor in this proceeding. While no schedule is set for a decision from the SJC, the Company anticipates a decision sometime in the second quarter of 1997. At this time, the Company is unable to predict the outcome of this proceeding. In addition, on February 29, 1996, the FERC denied a petition filed in January 1996 by MIT, which sought relief from paying the CTC, on the premise that stranded costs are to be resolved at the state level. The Company believes that the FERC's action will be an important factor that the SJC will consider in the appeal process.

    In a previous legal proceeding, on August 27, 1996, the United States District Court for the District of Massachusetts (District Court) granted the motions for summary judgement of the Company and the DPU and dismissed the May 1996 complaint filed by MIT. In its complaint, MIT had alleged that the CTC approved by the DPU and implemented by the Company violated the Public Utility Regulatory Policies Act of 1978 (PURPA). In dismissing MIT's complaint, the District Court found that MIT's complaint involved an allegation relating to the DPU's application of PURPA, which is not within the District Court's jurisdiction.

    (c) Electric Industry Restructuring

    In August 1995, the DPU issued an order calling for the restructuring of the electric utility industry in Massachusetts. On May 1, 1996, the DPU issued a second order containing proposed rules for implementing electric industry restructuring that were the subject of public comment and hearings during June and July 1996. Subsequently, on December 30, 1996, the DPU issued another order announcing its "Model Rules and Legislative Proposal" as a guide in the creation of a competitive market for electric generation in Massachusetts that would provide customers with the opportunity to achieve lower electric bills beginning January 1, 1998. The order also required electric utilities to file by March 3, 1997, revenue-neutral, unbundled rates and model bills showing a breakdown of the bill into generation, transmission, distribution and access charge categories.

    In its "Model Rules," the DPU has proposed that the minimum structural reorganization needed to create a competitive market is the functional separation of generation, transmission and distribution within one integrated company, and the establishment of a separate marketing affiliate if a company retains generation assets. The Massachusetts Legislature, which will render the final passage of any restructuring law, is now considering the DPU's proposed legislation. In addition, on March 20, 1997, the Legislature's own Joint Committee on Electric Utility Restructuring (the Committee) issued a

<PAGE 9>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

comprehensive policy report which outlines options for the Legislature's consideration as debate on this issue continues. In addition to the report, the Committee formulated its own recommendations and corresponding legislative package designed to address each of the major areas of the law which must develop if electric utility restructuring is to be successfully implemented in Massachusetts.

    Other elements of the DPU's Model Rules provide that electric customers will be able to buy their power on the open market; distribution services will remain a monopoly service offered exclusively by the existing local distribu-tion companies in clearly defined service territories; and customers will have three types of electric generation choices. First, customers may enter into unregulated agreements with a competitive supplier for the provision of gener-ation. Second, customers may continue to buy power directly from their elec-tric distribution company at a price regulated by the DPU. Third, customers who have received generation from a competitive supplier but who, for any reason, have stopped receiving such generation will be able to receive default generation service, provided by distribution companies at spot market price.

    Changes in the electric industry reflected in the DPU's proposal could reduce the opportunity that currently exists for electric companies to recover their investment in generating plant and other expenditures previously approved by the DPU and included in current rates. The potential losses, which may result from subjecting electric company generation to the pressures of a competitive market, are typically referred to as "stranded costs." The single largest component of stranded costs which are significant to the system relates to above market purchased power contracts that the Company and Commonwealth Electric have with non-utility generators. However, the DPU has concluded that it is in the public interest to provide electric companies a reasonable opportunity to collect net, non-mitigable stranded costs. The DPU has proposed that stranded costs associated with owned generation facilities, regulatory assets, and minimum purchased power obligations be collected over the expected economic life of the generating facility, the current amortiza-tion schedule of the regulatory asset, or the contractual term of the purchased power obligation, respectively. The DPU's proposal requires that any stranded cost recovery for an electric utility be subject to mitigation efforts to reduce embedded costs over time. The Model Rules specify that mitigation should include such measures as sales of capacity and energy from owned generation, renegotiation or buy-out of purchased power contracts, and sales and voluntary writedowns of assets. Further, the DPU will conduct stranded cost charge reconciliations at years two, five and ten following the date of retail access.

    During the last several months, three Massachusetts electric utilities have announced negotiated settlement agreements with the Massachusetts Attorney General's Office (Attorney General) that include divestiture of generating assets, provision for a ten percent reduction in customers' charges and recovery of stranded costs through a non-bypassable access charge. One settlement agreement has already been approved by the DPU. Implementation of any restructuring settlement may be affected by actions of the Massachusetts Legislature.

    The Company and Commonwealth Electric are engaged in preliminary settle-ment discussions with the Attorney General, and expect to reach a comprehen-sive settlement during the first half of 1997. In the unlikely event that

<PAGE 10>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

the parties are unable to complete a settlement, the companies would file a full restructuring plan with the DPU.

    As described in Note 2(b) to the Notes to Financial Statements, the Company complies with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." In the event the Company determined that it no longer met the criteria for following SFAS No. 71, the accounting impact would be an extraordinary, non-cash charge to operations in an amount that could be material. Criteria that could give rise to the discontinuance of SFAS No. 71 include: 1) increasing competition restricting the Company's ability to establish prices to recover specific costs, and 2) a significant change in the current manner in which rates are set by regulators. The Company periodically reviews these criteria to ensure that the continuing application of SFAS No. 71 is appropriate. Based on the current evaluation of the various factors and conditions that are expected to impact future cost recovery, the Company believes that its regulatory assets, including those related to generation, are probable of future recovery.

    Competition

    The Company continues to develop and implement strategies that deal with the increasingly competitive environment facing the electric business. The inherently high cost of providing energy services in the Northeast has placed the region at a competitive disadvantage as more customers begin to explore alternative energy supply options. Pursuant to its aforementioned Model Rules, the DPU is proposing to implement programs under which utility and non-utility generators can sell electricity to customers of other utilities without regard to previously closed franchise service areas. In 1994, the DPU began an inquiry into incentive ratemaking.

    Company actions in response to the new competitive challenges have been well received by regulators, business groups and customers. The Company has developed and will continue to develop innovative pricing mechanisms designed to retain existing customers, add new retail and wholesale customers and expand beyond current markets.

    On February 6, 1997, due to the dramatically changing nature of the electric and gas industries, the System announced the consolidation of management personnel of Commonwealth Electric, Commonwealth Gas, COM/Energy Services Company and the Company effective on that date. COM/Electric and COM/Gas will continue to operate under their existing company names. The consolidation process for these companies will involve the merging of similar functions and activities to eliminate duplication in order to create the most efficient and cost-effective operation possible and will ultimately result in the elimination of approximately 300 (15% of system) positions system-wide.

    In March 1994, the Company was successful in negotiating a seven-year service agreement with Harvard University, whose sales in 1996, 1995 and 1994 accounted for approximately 9.8%, 9.4% and 8.5%, respectively, of the Company's total unit sales for those years.

    Construction and Financing

    Information concerning the Company's construction and financing programs

<PAGE 11>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

is contained in Note 3(a) of the Notes to Financial Statements filed under
Item 8 of this report.

    Employees

    The Company has 151 regular employees, 112 employees (74%) are represented by the Utility Workers' Union of America, A.F.L.-C.I.O. The existing collective bargaining agreement expires September 1, 1998. Employee relations have generally been satisfactory.


Item 2. Properties

    The Company owns and operates two steam generating plants and two gas turbine units located in Cambridge with a total capability of 112.5 MW together with an integrated system of distribution lines and substations.

    At December 31, 1996, the Company's electric transmission and distribution system consisted of 93 pole miles of overhead lines, 704 cable miles of underground line, 217 substations and 44,947 active customer meters.

Item 3. Legal Proceedings

    The Company is an intervenor in an appeal at the Massachusetts Supreme Judicial Court (SJC) filed by MIT of a decision by the DPU approving a customer transition charge that allows the Company to recover certain stranded investment costs. For additional information refer to "Cost Recovery" section in Item 1 of this report.

<PAGE 12>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

                                   PART II.

Item 5.   Market for the Registrant's Common Stock and Related
          Stockholder Matters

      (a) Principal Market

          Not applicable. The Company is a wholly-owned subsidiary of Commonwealth Energy System.

      (b) Number of Stockholders at December 31, 1996

          One

      (c) Frequency and Amount of Dividends Declared in 1996 and 1995

                      1996                            1995
                            Per Share                       Per Share
          Declaration Date    Amount      Declaration Date    Amount

          January 24, 1996     $ 4.00     January 25, 1995     $ 2.90
          April 29, 1996         0.75     April 28, 1995         1.15
          November 04, 1996      5.20     July 24, 1995          3.00
                               $ 9.95     November 14, 1995      7.50
                                                               $14.55

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

    A summary of the period to period changes in the principal items included in the accompanying Statements of Income for the years ended December 31, 1996 and 1995 and unit sales for these periods is shown below:

                                        Years Ended          Years Ended
                                        December 31,         December 31,
                                       1996 and 1995        1995 and 1994
                                             Increase (Decrease)
                                           (Dollars in Thousands)

Electric Operating Revenues          $(3 198)   (2.6)%    $(4 873)    (3.8)%

Operating Expenses:
 Fuel used in electric production        532    18.4         (125)   (4.1)
 Electricity purchased for resale       (742)   (1.1)      (3 223)   (4.4)
 Transmission                           (684)  (10.0)        (345)   (4.8)
 Other operation and maintenance        (200)   (0.8)        (282)   (1.2)
 Depreciation                            127     3.1           97     2.4
 Taxes -
   Federal and state income              (42)   (1.5)        (537)  (16.5)
   Local property and other               11     0.3          114     3.0
                                        (998)   (0.9)      (4 301)   (3.6)

Operating Income                      (2 200)  (26.2)        (572)   (6.4)

Other Income                             933    71.3          (29)   (2.2)

Income Before Interest Charges        (1 267)  (13.0)        (601)   (5.8)

Interest Charges                        (949)  (22.2)         203     5.0

Net Income                           $  (318)   (5.8)     $  (804)  (12.9)


Unit Sales (MWH)
 Retail                              (68 197)   (5.1)       9 320     0.7
 Sales for resale                     69 101    48.1     (160 059)  (52.7)
   Total unit sales                      904     0.1     (150 739)   (9.3)

<PAGE 14>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

Unit Sales

    The following is a summary of unit sales and customers for the periods indicated:
                                         Years Ended December 31,
                                1996               1995               1994
                                          %                  %
                                        Change             Change
 Unit Sales (MWH):
   Residential                 157 803    0.3     157 355    0.9     155 986
   Commercial                1 028 896   (5.5)  1 089 187    1.3   1 074 726
   Industrial                   69 680  (10.7)     78 063   (7.6)     84 471
   Municipal and other           8 043    0.4       8 014   (1.3)      8 116
     Total retail            1 264 422   (5.1)  1 332 619    0.7   1 323 299
   Wholesale                   212 666   48.1     143 565   (52.7)   303 624
     Total                   1 477 088    0.1   1 476 184   (9.3)  1 626 923

 Customers:
   Residential                  37 503   (0.5)     37 686   (0.2)     37 758
   Commercial                    6 523    1.0       6 458    1.0       6 393
   Industrial                       52   (8.7)         57   (1.7)         58
   Municipal and other             304    0.7         302    1.7         297
     Total                      44 382   (0.3)     44 503     -       44 506

    During 1996, a decrease in retail unit sales was virtually offset by an increase in wholesale sales, resulting in a 0.1% increase in total sales. The lower retail unit sales reflects a decrease in industrial sales and a significant decline in sales to Massachusetts Institute of Technology, a large commercial customer that constructed its own cogeneration facility and has elected to receive standby service only. The increase in wholesale sales reflects an increase in sales to NEPOOL due to changes in the Company's capacity needs.

    For 1995, the Company's total unit sales decreased 9.3% and reflected a significant decrease in wholesale sales to NEPOOL. Retail unit sales increased slightly and reflected moderate increases in the commercial and residential sectors.

Operating Revenues

    Operating revenues decreased approximately $3.2 million or 2.6% during 1996 due to a lower level of retail unit sales ($1.3 million), lower costs for electricity purchased for resale ($742,000), transmission charges ($684,000) and C&LM charges ($145,000), offset, in part by an increase in fuel costs.

    Operating revenues for 1995 declined $4.9 million (3.8%) due primarily to decreases in wholesale unit sales, electricity purchased for resale ($3.2 million), C&LM charges ($764,000), transmission charges ($345,000), and fuel costs ($125,000) offset, in part, by a small increase in retail unit sales. Also impacting the change was the implementation of a $1.5 million rate refund pursuant to a May 1995 settlement agreement, approximately $1.3 million of which was included in the decrease in electricity purchased for resale.

    As a result of a DPU-mandated recovery mechanism implemented in 1993 for capacity-related costs associated with certain long-term purchased power

<PAGE 15>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

contracts, the Company has experienced a revenue excess or shortfall when unit sales and/or the costs recoverable in base rates vary from test-period levels. This issue, which has had a significant impact on net income, was addressed in a settlement agreement approved by the DPU in May 1995 (refer to the "Cost Recovery" section in Item 1 of this report for additional details). During 1996, 1995 and 1994, the Company overrecovered approximately $290,000, $900,000 and $3.2 million, respectively, resulting in an increase to net income of approximately $177,000, $545,000 and $2 million, respectively.

    The following is an analysis of revenue components for the years 1996, 1995 and 1994:
                                            Years Ended December 31,
                                     1996            1995            1994
                                            (Dollars in Thousands)
                                              %               %
                                            Change          Change
 Electric revenues:
    Costs recovered in Fuel
      or Conservation Charge       $ 47 956   0.1  $ 47 907  (8.9) $ 52 610
    Certain power costs
      recovered in base rates        30 639  (3.4)   31 727   0.8    31 481
    Other revenue recoveries (*)     40 510  (5.1)   42 669  (1.0)   43 085
  Total revenues                   $119 105  (2.6) $122 303  (3.9) $127 176

    (*) Includes sales for resale and other base rate revenue.

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

    Electricity purchased for resale, transmission and fuel costs decreased approximately $900,000 (1.1%) in 1996 due primarily to a decline in purchases from NEPOOL, lower costs for nuclear power and from affiliate Canal Electric Company's (Canal) Unit 2 which was out of service for approximately five months for scheduled maintenance and was returned to service in mid-August 1996. The scheduled outage of Unit 2 also included the completion of a fueling conversion enabling the Unit to burn natural gas and oil. These reductions were offset, in part, by an increase in power purchased from Canal Unit 1 which was out of service from January until August 1995 due to a combination of scheduled and unscheduled maintenance.

    During 1995, electricity purchased for resale, transmission and fuel costs decreased $3.7 million or 4.5% due primarily to a $3.2 million reduction in purchased power costs which reflects the decreased availability of Canal Unit 1 during 1995, as discussed above. In addition, a nuclear unit remained out of service for most of 1995 while undergoing extensive generator repairs.

<PAGE 16>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

Other Operation and Maintenance

    Other operation expense increased only 0.6% during 1996 as increases in liability insurance ($793,000) and postretirement benefits costs ($304,000) were offset, in part, by lower pension expense ($106,000), the absence of legal fees ($293,000) associated with the cancellation of a power contract in 1995, lower fees for industry-related research and development ($186,000) and lower C&LM costs ($145,000). Maintenance costs decreased $340,000 due primarily to a lower level of repairs at the Company's Kendall generating unit.

    During 1995, other operation decreased $887,000 (4.1%) due primarily to a decline in liability insurance ($856,000) due to adjustments to insurance accruals that reflected better than anticipated experience, lower C&LM costs ($764,000) and a decline in the provision for bad debts reflecting improved collection experience ($234,000). This was offset, in part, by higher costs for labor ($669,000) and postretirement benefits ($366,000). Maintenance costs increased $605,000 due primarily to repairs to the Company's Kendall and Blackstone generating units.

Depreciation and Taxes

    Depreciation expense increased 3.1% and 2.4% in 1996 and 1995, respectively, due to higher levels of depreciable property, plant and equipment. Federal and state income taxes decreased during 1995 by approximately 17% due to a lower level of pretax income.

Other Income and Interest Charges

    The significant increase in other income during 1996 was due primarily to the recognition of a gain relating to the sale of a parcel of land ($664,000) and a higher rate of return relative to steam production for an affiliate steam company ($346,000). Interest charges decreased 22.2% during 1996 due primarily to the repayment of a $20 million (9.97%) long-term debt issue during the second quarter, the effect of which was partially offset by a higher level of short-term bank borrowings. The weighted average short-term interest rate was 5.6% during 1996 as compared to 6.1% during 1995.

    Interest charges during 1995 increased 5% due to a higher level of short-term borrowings and higher short-term interest rates (6.1% in 1995 versus 4.3% in 1994) offset, somewhat, by an increase in the debt component of allowance for funds used during construction (AFUDC) ($82,000).

Forward-Looking Statements

    This report contains statements which, to the extent they are not recita-tions of historical fact, constitute "forward-looking statements" and are intended to be subject to the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995. A number of important factors affecting the Company's business and financial results could cause actual results to differ materially from those stated in the forward-looking state-ments. Those factors include developments in the legislative, regulatory and competitive environment, certain environmental matters, demands for capital expenditures and the availability of cash from various sources, and

<PAGE 17>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

uncertainty as to regulatory approval of the full recovery of regulatory assets and other stranded costs.

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

    Effective January 1, 1997, the Company will adopt the provisions of Statement of Position (SOP) 96-1, "Environmental Remediation Liabilities." This Statement provides authoritative guidance for recognition, measurement, display and disclosure of environmental remediation liabilities in financial statements. Management does not believe that SOP 96-1 will have a material adverse effect on the Company's results of operations or financial position.

Item 8. Financial Statements and Supplementary Data

    The Company's financial statements required by this item are filed herewith on pages 18 through 38 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

<PAGE 18>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

Item 8. Financial Statements and Supplementary Data


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Cambridge Electric Light Company:

    We have audited the accompanying balance sheets of CAMBRIDGE ELECTRIC LIGHT COMPANY (a Massachusetts corporation and wholly-owned subsidiary of Commonwealth Energy System) as of December 31, 1996 and 1995, and the related statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cambridge Electric Light Company as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended
December 31, 1996, in conformity with generally accepted accounting principles.

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


Boston, Massachusetts
February 19, 1997.

<PAGE 19>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY
                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                   PART II.


FINANCIAL STATEMENTS

      Balance Sheets at December 31, 1996 and 1995

      Statements of Income for the Years Ended December 31, 1996,
      1995 and 1994

      Statements of Retained Earnings for the Years Ended December 31, 1996, 1995 and 1994

      Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994

      Notes to Financial Statements


                                   PART IV.


SCHEDULES

      I Investments in, Equity in Earnings of, and Dividends Received From Related Parties for the Years Ended December 31, 1996, 1995 and 1994

      II Valuation and Qualifying Accounts for the Years Ended December 31, 1996, 1995 and 1994

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

<PAGE 20>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY
                                BALANCE SHEETS
                          DECEMBER 31, 1996 AND 1995
                                    ASSETS



                                                     1996           1995
                                                    (Dollars in Thousands)

PROPERTY, PLANT AND EQUIPMENT, at original cost     $161 331       $156 925
  Less - Accumulated depreciation                     61 499         58 839
                                                      99 832         98 086
  Add - Construction work in progress                    546          1 225
                                                     100 378         99 311

INVESTMENTS
  Equity in nuclear electric power companies           9 403          9 224
  Other                                                    5              5
                                                       9 408          9 229

CURRENT ASSETS
  Cash                                                   143            239
  Accounts receivable -
    Affiliated companies                               1 452          2 140
    Customers, less reserves of $482,000 in 1996
      and $490,000 in 1995                            11 285         10 534
  Unbilled revenues                                    2 751          2 992
  Inventories, at average cost -
    Materials and supplies                               468            511
    Electric production fuel oil                       1 101            796
  Prepaid taxes -
    Income                                               968             -
    Property                                           1 704          1 690
  Other                                                  454            872
                                                      20 326         19 774

DEFERRED CHARGES
  Regulatory assets                                   42 781          7 809
  Other                                                2 258          2 142
                                                      45 039          9 951

                                                    $175 151       $138 265












  The accompanying notes are an integral part of these financial statements.

<PAGE 21>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY
                                BALANCE SHEETS
                          DECEMBER 31, 1996 AND 1995
                        CAPITALIZATION AND LIABILITIES



                                                     1996           1995
                                                    (Dollars in Thousands)
CAPITALIZATION
  Common Equity -
    Common stock, $25 par value -
      Authorized and outstanding -
        346,600 shares in 1996 and 1995,
        wholly-owned by Commonwealth
        Energy System (Parent)                      $  8 665       $  8 665
    Amounts paid in excess of par value               27 953         27 953
    Retained earnings                                  9 233          7 561
                                                      45 851         44 179
  Long-term debt, including premiums, less
    current sinking fund requirements and
    maturing debt                                     17 503         21 865
                                                      63 354         66 044
CURRENT LIABILITIES
  Interim Financing -
    Notes payable to banks                            18 725          2 675
    Advances from affiliates                           5 065          2 425
    Maturing long-term debt                            4 260         20 000
                                                      28 050         25 100
  Other Current Liabilities -
    Current sinking fund requirements                    100            160
    Accounts payable -
      Affiliated companies                             4 429          3 787
      Other                                            8 216          8 522
    Accrued taxes -
      Local property and other                         1 705          1 690
      Income                                             -              731
    Accrued interest                                     475            973
    Other                                              3 738          2 843
                                                      18 663         18 706
                                                      46 713         43 806
DEFERRED CREDITS
  Accumulated deferred income taxes                   14 355         13 882
  Yankee Atomic purchased power contract               3 466          4 504
  Connecticut Yankee purchased power contract         35 879            -
  Unamortized investment tax credits and other        11 384         10 029
                                                      65 084         28 415
COMMITMENTS AND CONTINGENCIES

                                                    $175 151       $138 265





  The accompanying notes are an integral part of these financial statements.

<PAGE 22>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY
                             STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                             1996        1995        1994
                                                (Dollars in Thousands)

ELECTRIC OPERATING REVENUES                $119 105    $122 303    $127 176

OPERATING EXPENSES
  Fuel used in electric production            3 427       2 895       3 020
  Electricity purchased for resale           68 673      69 415      72 638
  Transmission                                6 177       6 861       7 206
  Other operation                            20 757      20 617      21 504
  Maintenance                                 3 064       3 404       2 799
  Depreciation                                4 254       4 127       4 030
  Taxes -
    Income                                    2 683       2 725       3 262
    Local property                            3 041       3 017       2 968
    Payroll and other                           822         835         770
                                            112 898     113 896     118 197

OPERATING INCOME                              6 207       8 407       8 979

OTHER INCOME                                  2 242       1 309       1 338

INCOME BEFORE INTEREST CHARGES                8 449       9 716      10 317

INTEREST CHARGES
  Long-term debt                              2 238       3 776       3 788
  Other interest charges                      1 157         638         341
  Allowance for borrowed funds used
    during construction                         (66)       (136)        (54)
                                              3 329       4 278       4 075

NET INCOME                                 $  5 120    $  5 438    $  6 242


















  The accompanying notes are an integral part of these financial statements.

<PAGE 23>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY
                        STATEMENTS OF RETAINED EARNINGS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




                                             1996        1995        1994
                                                (Dollars in Thousands)

Balance at beginning of year                $ 7 561     $ 7 166     $ 7 056
Add (Deduct):
  Net income                                  5 120       5 438       6 242
  Cash dividends on common stock             (3 448)     (5 043)     (6 132)
Balance at end of year                      $ 9 233     $ 7 561     $ 7 166









































  The accompanying notes are an integral part of these financial statements.

<PAGE 24>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY
                           STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                             1996        1995        1994
                                                (Dollars in Thousands)

OPERATING ACTIVITIES
  Net income                                $ 5 120     $ 5 438     $ 6 242
  Effects of noncash items -
    Depreciation and amortization             4 254       4 258       4 323
    Deferred income taxes                      (628)      1 067         917
    Investment tax credits                      (93)        (94)        (95)
    Earnings from corporate joint ventures   (1 006)     (1 111)     (1 189)
  Dividends from corporate joint ventures       827       1 051       1 084
  Change in working capital, exclusive
    of cash and interim financing -
      Accounts receivable and unbilled
        revenues                                178      (1 543)      2 261
      Income taxes                           (1 698)         55         991
      Accounts payable and other                829         331         631
  Deferred postretirement benefits and
    pension costs                              (225)       (503)     (1 019)
  All other operating items                   2 356         109      (1 967)
Net cash provided by operating activities     9 914       9 058      12 179

INVESTING ACTIVITIES
  Additions to property, plant and
    equipment (exclusive of AFUDC)           (5 024)     (6 229)     (6 499)
  Allowance for borrowed funds used
    during construction                         (66)       (136)        (54)
Net cash used for investing activities       (5 090)     (6 365)     (6 553)

FINANCING ACTIVITIES
  Payment of dividends                       (3 448)     (5 043)     (6 132)
  Proceeds from short-term borrowings, net   16 050         500         175
  Proceeds from (payment of)
    affiliate borrowings                      2 640       1 875        (755)
  Long-term debt issue refunded             (20 000)        -           -
  Retirement of long-term debt through
    sinking funds                              (162)       (162)       (162)
Net cash used for financing activities       (4 920)     (2 830)     (6 874)
Change in cash                                  (96)       (137)     (1 248)
Cash at beginning of period                     239         376       1 624
Cash at end of period                       $   143     $   239     $   376

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest paid (net of capitalized
    amounts)                                $ 3 796     $ 3 934     $ 3 743
  Income taxes paid                         $ 4 015     $ 2 061     $ 2 102



  The accompanying notes are an integral part of these financial statements.

<PAGE 25>

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

    The Company has 151 regular employees, 112 (74%) of whom are represented by a single collective bargaining unit with a contract that expires in 1998. Employee relations have generally been satisfactory.

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

    Based on the current regulatory framework, the Company accounts for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." The Company has established various regulatory assets in cases where the DPU and/or the FERC have permitted or are expected to permit recovery of specific costs over time. Similarly, the regulatory liabilities established by the Company are required to be refunded to customers over time. Effective January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery

<PAGE 26>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

at each balance sheet date. SFAS No. 121 did not have an impact on the Company's financial position upon adoption. This result may change as modifications are made to the current regulatory framework due to ongoing electric industry restructuring efforts in Massachusetts. If all or a separable portion of the Company's operations becomes no longer subject to the provisions of SFAS No. 71, a write-off of related regulatory assets and liabilities would be required, unless some form of transition cost recovery continues through rates established and collected for the Company's remaining regulated operations. In addition, the Company would be required to determine any impairment to the carrying costs of deregulated plant and inventory assets. However, on December 30, 1996, the DPU issued an order containing "Model Rules" for industry restructuring that management believes would essentially allow full recovery of stranded costs. For additional information relating to industry restructuring, see the "Electric Industry Restructuring" section under Management's Discussion and Analysis of Results of Operations.

    The principal regulatory assets included in deferred charges at December 31, 1996 and 1995 were as follows:

                                                       1996         1995
                                                    (Dollars in Thousands)

    Yankee Atomic unrecovered plant
      and decommissioning costs                      $ 3 466     $ 4 504
    Connecticut Yankee unrecovered plant
      and decommissioning costs                       35 879         -
    Postretirement benefits costs
      including pensions                               2 988       2 807
    Other                                                448         498
                                                     $42 781     $ 7 809

    The regulatory liabilities, reflected in the accompanying Balance Sheets and related to deferred income taxes, were $3.2 million at December 31, 1996 and 1995.

    As of December 31, 1996, $40.7 million of the Company's regulatory assets and all of its regulatory liabilities are reflected in rates charged to customers over a weighted average period of approximately 11 years.

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

<PAGE 27>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

                                                         Purchased Power
                                     Purchased Power     and Transmission
    Period Ended   Purchased Power   and Transmission       From Canal
    December 31,     Canal Units        Seabrook 1           as Agent
                                   (Dollars in Thousands)

       1996            $11 302           $ 7 932              $ 2 786
       1995             10 148             6 973                1 465
       1994             11 650             8 622                9 780

    The costs for the Canal and Seabrook 1 units are included in the long-term obligation table listed in Note 3(b). In addition, the Company purchased natural gas from an affiliate, Commonwealth Gas Company, totaling $621,000, $1,969,000 and $2,158,000 in 1996, 1995 and 1994, respectively.

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

    (e) Depreciation

    Depreciation is provided using the straight-line method at rates intended to amortize the original cost and the estimated cost of removal less salvage of properties over their estimated economic lives. The average composite depreciation rate was 2.69% in 1996, 2.72% in 1995 and 2.76% in 1994.

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

<PAGE 28>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

    While AFUDC does not provide funds currently, these amounts are recover-able in revenues over the service life of the constructed property. The amount of AFUDC recorded was at a weighted average rate of 6.25% in 1996, 7.75% in 1995 and 6.5% in 1994.

(3) Commitments and Contingencies

    (a) Financing and Construction Programs

    The Company is engaged in a continuous construction program presently estimated at $27 million for the five-year period 1997 through 2001. Of that amount, $5.9 million is estimated for 1997. The program is subject to periodic review and revision because of factors such as changes in business conditions, rates of customer growth, effects of inflation, maintenance of reliable and safe service, equipment delivery schedules, licensing delays, availability and cost of capital and environmental factors. The Company expects to finance these expenditures on an interim basis with internally generated funds and short-term borrowings which are ultimately expected to be repaid with the proceeds from sales of long-term debt and equity securities.

    (b) Power Contracts

    The Company has long-term contracts for the purchase of electricity from various sources. Generally, these contracts are for fixed periods and require payment of a demand charge for the capacity entitlement and an energy charge to cover the cost of fuel. Pertinent information with respect to life-of-the-unit contracts for power from nuclear units in which the Company has an equity ownership (Yankee Nuclear Units) is as follows:

                                               Connecticut   Maine     Vermont
                                                  Yankee*    Yankee     Yankee
                                                   (Dollars in Thousands)

    Equity Ownership (%)                            4.50       4.00       2.50
    Plant Entitlement (%)                           4.50       3.59       2.25
    Plant Capability (MW)                          560.0      870.0      496.0
    Company Entitlement (MW)                        25.2       31.2       11.2
    Contract Expiration Date                        2007       2008       2012
    1994 Actual Cost ($)                           8 902      6 250      3 660
    1995 Actual Cost ($)                           9 498      7 376      4 003
    1996 Actual Cost ($)                           9 259      6 511      4 208
    Decommissioning cost estimate (100%) ($)     410 582    380 718    366 142
    Company's decommissioning cost ($)            18 476     13 668      8 238
    Market value of assets (100%) ($)            209 448    163 536    159 613
    Company's market value of assets ($)           9 425      5 871      3 591

    * Refer to section (e) for further information on Connecticut Yankee.

    The Company pays its share of decommissioning expense to each of the operators of these nuclear facilities as a cost of electricity purchased for resale.

    The Company also has long-term contracts to purchase capacity from other generating facilities. Information relative to these contracts is as follows:

<PAGE 29>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

                     Range of
                     Contract
                    Expiration  Entitlement    1996      1995      1994
                      Dates       %     MW     Cost      Cost      Cost
                                    (Dollars in Thousands)
    Type of Unit
    Cogenerating        2011     17.2  24.5   $14 589   $14 680   $14 808
    Oil              2002-2009    *    85.6    11 301    10 148    11 650
    Nuclear             2026      0.7   8.1     7 881     6 919     8 622
        Total                         118.2   $33 771   $31 747   $35 080

    (*) Includes contracts to purchase power from two oil-fired units with capacity entitlements of 4.99% and 9.97%.

    Costs pursuant to these contracts are included in electricity purchased for resale in the accompanying Statements of Income and are recoverable in revenue.

    The estimated aggregate obligations under the life-of-the-unit contracts for capacity from the operating Yankee Nuclear Units and other long-term purchased power obligations, including the Canal and Seabrook 1 units, in effect for the five years subsequent to 1996 are as follows:

                                           Long-Term
                          Equity-Owned     Purchased
                          Nuclear Units      Power          Total
                                     (Dollars in Thousands)

            1997             $11 474         $40 735        $52 209
            1998              11 003          40 318         51 321
            1999              12 768          42 215         54 983
            2000              12 779          43 394         56 173
            2001              11 908          45 261         57 169

    In addition, the Company incurred costs for purchases from the New England Power Pool of $10,973,000, $14,185,000 and $6,241,000 in 1996, 1995 and 1994,
respectively.

    (c) Price-Anderson Act

    Under the Price-Anderson Act (the Act), owners of nuclear power plants have the benefit of approximately $8.9 billion of public liability coverage that would compensate the public for valid bodily injury and property loss on a no fault basis in the event of an accident at a commercial nuclear power plant. Under the provisions of the Act, each nuclear reactor with an operating license can be assessed up to $79.3 million per nuclear incident with a maximum assessment of $10 million per incident within one calendar year. Nuclear plant owners have initiated insurance programs designed to help cover liability claims relating to property damage, decontamination, replacement power and business interruption costs for participating utilities arising from a nuclear incident.

    The Company has an equity ownership interest in four nuclear generating facilities. The operators of these units maintain nuclear insurance coverage (on behalf of the owners of the facilities) with Nuclear Electric Insurance

<PAGE 30>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

Limited (NEIL II) and the combined American Nuclear Insurers/Mutual Atomic Energy Liability Underwriters (ANI). NEIL II provides $2.25 billion of property, boiler, machinery and decontamination insurance coverage, including accidental premature decommissioning insurance in the amount of the shortfall in the Decommissioning Trust Fund, in excess of the underlying $500 million policy. All companies insured with NEIL are subject to retroactive assessments if losses exceed the accumulated funds available. ANI provides $500 million of "all risk" property damage, boiler, machinery and decontamination insurance. An additional $200 million of primary financial protection coverage is provided for off-site bodily injury or property damage caused by a nuclear incident. ANI also provides secondary financial protection liability insurance which currently provides $8.7 billion of retrospective insurance premium benefits in accordance with the provisions of the Act. Additional coverage ($200 million) provided by ANI includes tort liability protection arising out of radiation injury claims by nuclear workers and injury or property damage caused by the transportation or shipment of nuclear materials or waste.

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

    (d) Guarantee Agreement

    In connection with its investment in Maine Yankee Atomic Power Company, the Company has guaranteed its pro-rata portion of that company's nuclear fuel financing. At December 31, 1996, the Company's portion amounted to $800,000.

    (e) Yankee Nuclear Power Plants

    On July 22, 1996, Connecticut Yankee Atomic Power Company (Connecticut Yankee), which operates the Connecticut Yankee nuclear power plant (the Connecticut plant), took the unit out of service in connection with certain safety-related issues and refueling. During the outage, Connecticut Yankee's owners evaluated the economics of continuing to operate the plant over the remaining ten years of its current license life, compared to the costs of closing the plant and incurring replacement power for the same period. As a result of this evaluation, on December 4, 1996, Connecticut Yankee's Board of Directors voted to permanently shut down the plant.

    The Company has an equity ownership interest in Connecticut Yankee of 4.5% which, at December 31, 1996, amounted to approximately $4.7 million. The Company, through its ownership interest, has a corresponding capacity entitlement and power purchase obligation.

    The preliminary estimate of the sum of future payments for the closing, decommissioning and recovery of the remaining investment in the plant is approximately $797 million. The Company's share of these remaining estimated costs is approximately $36 million. Based upon regulatory precedent, Connecticut Yankee believes that it would continue to collect from its power purchasers (including the Company) its decommissioning costs, unrecovered plant investment and other costs associated with the permanent closure of the plant over the remaining period of the plant's operating license that expires in 2007. The Company does not believe the ultimate outcome of the early closing of this plant will have a material adverse effect on its operations

<PAGE 31>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

and believes that recovery of these FERC-approved costs will continue to be allowed in its rates at the retail level.

    This action follows the permanent shutdown of the Yankee Atomic plant in Rowe, Massachusetts in 1992. Due to changing conditions within the nuclear industry, it is possible that the remaining two operating nuclear plants in which the Company has an equity ownership interest could be shut down sometime in the future prior to the expiration of each unit's operating license.

    (f) Environmental Matters

    The Company is subject to laws and regulations administered by federal, state and local authorities relating to the quality of the environment. These laws and regulations affect, among other things, the siting and operation of electric generating and transmission facilities and can require the installation of expensive air and water pollution control equipment. These regulations have had an impact on the Company's operations in the past and could have an impact on future operations, capital costs and construction schedules of major facilities.

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

    The following is a summary of the Company's provisions for income taxes for the years ended December 31, 1996, 1995 and 1994:

                                            1996       1995       1994
                                              (Dollars in Thousands)
    Federal
      Current                             $ 2 861    $ 1 397    $ 1 976
      Deferred                               (582)       991        805
      Investment tax credits                  (93)       (94)       (95)
                                            2 186      2 294      2 686
    State
      Current                                 543        355        464
      Deferred                                (21)       174        157
                                              522        529        621
                                            2 708      2 823      3 307
    Amortization of regulatory liability
      relating to deferred income taxes       (25)       (98)       (45)
                                          $ 2 683    $ 2 725    $ 3 262

    Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the year in which the differences are expected to reverse.

<PAGE 32>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

    Accumulated deferred income taxes consisted of the following in 1996 and
1995:
                                             1996          1995
                                           (Dollars in Thousands)
    Liabilities
      Property-related                     $16 661       $16 263
      All other                              1 947         2 345
                                            18 608        18 608
    Assets
      Investment tax credits                 1 193         1 253
      Pension plan                             789           761
      Regulatory liability                   1 112         1 128
      All other                              1 563           935
                                             4 657         4 077
    Accumulated deferred income taxes, net $13 951       $14 531

    The net year-end deferred income tax liability above is net of a current deferred tax asset of $404,000 in 1996 which is included in other deferred charges in the accompanying Balance Sheets and includes a current deferred tax liability of $649,000 in 1995, included in accrued income taxes in the accompanying Balance Sheets.

    The total income tax provision set forth previously represents 34% in 1996, 33% in 1995 and 34% in 1994 of income before such taxes. The following table reconciles the statutory federal income tax rate to these percentages:

                                                     1996     1995     1994
                                                      (Dollars in Thousands)
    Federal statutory rate                              35%      35%      35%

    Federal income tax expense at statutory levels  $2 731   $2 857   $3 326
    Increase (Decrease) from statutory levels:
      State tax net of federal tax benefit             339      343      404
      Tax versus book depreciation                      83        2       39
      Amortization of excess deferred reserves         (25)     (98)     (14)
      Amortization of investment tax credits           (93)     (94)     (95)
      Reversals of capitalized expenses                (13)     (14)    (100)
      Dividend received deduction                     (246)    (272)    (291)
      Other                                            (93)       1       (7)
                                                    $2 683   $2 725  $ 3 262

      Effective federal income tax rate                 34%      33%      34%

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

<PAGE 33>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

    Components of pension expense and related assumptions to develop pension expense were as follows:

                                                  1996       1995       1994
                                                    (Dollars in Thousands)

    Service cost                                $   538    $   484    $   560
    Interest cost                                 1 921      1 924      1 732
    Return on plan assets - (gain)/loss          (3 899)    (5 388)       392
    Net amortization and deferral                 2 080      3 672     (1 901)
      Total pension expense                         640        692        783
    Transfers from affiliated companies, net        441        439        404
    Less: Amounts capitalized and deferred          299        243        386
      Net pension expense                       $   782    $   888    $   801

    Discount rate                                7.25%      8.50%      7.25%
    Assumed rate of return                       8.75       9.00       8.50
    Rate of increase in future compensation      4.25       5.00       4.50

    Pension expense reflects the use of the projected unit credit method which is also the actuarial cost method used in determining future funding of the plan. The Company, in accordance with current ratemaking, is deferring the difference between pension contribution, which is reflected in base rates, and pension expense. The funded status of the Company's pension plan (using a measurement date of December 31) is as follows:

                                                   1996           1995
                                                  (Dollars in Thousands)
    Accumulated benefit obligation:
        Vested                                  $ (20 583)     $ (19 638)
        Nonvested                                  (2 131)        (2 093)
                                                $ (22 714)     $ (21 731)

    Projected benefit obligation                $ (26 690)     $ (26 053)
    Plan assets at fair market value               29 027         26 361
      Projected benefit obligation
        greater than plan assets                    2 337            308
    Unamortized transition obligation                 688            825
    Unrecognized prior service cost                 1 074          1 194
    Unrecognized gain                              (5 971)        (4 019)
      Accrued pension liability                 $  (1 872)     $  (1 692)

    The following actuarial assumptions were used in determining the plan's year-end funded status:
                                                   1996           1995

    Discount rate                                  7.50%          7.25%
    Rate of increase in future compensation        4.25           4.25

    Plan assets consist primarily of fixed-income and equity securities. Fluctuations in the fair market value of plan assets will affect pension expense in future years.

<PAGE 34>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

    (b) Other Postretirement Benefits

    Certain employees are eligible for postretirement benefits if they meet specific requirements. These benefits could include health and life insurance coverage and reimbursement of Medicare Part B premiums. Under certain circumstances, eligible employees are required to make contributions for postretirement benefits.

    To fund its postretirement benefits, the Company makes contributions to various voluntary employees' beneficiary association (VEBA) trusts that were established pursuant to section 501(c)(9) of the Internal Revenue Code (the
Code). The Company also makes contributions to a subaccount of its pension plan pursuant to section 401(h) of the Code to fund a portion of its postretirement benefit obligation. The Company contributed approximately $1.2 million, $1.3 million and $1.4 million to these trusts during 1996, 1995 and 1994, respectively.

    The net periodic postretirement benefit cost for the years ended
December 31, 1996, 1995 and 1994 include the following components and related assumptions:

                                               1996      1995      1994
                                                (Dollars in Thousands)

    Service cost                              $  205    $  164    $  198
    Interest cost                                809       817       784
    Return on plan assets                       (460)     (521)      (14)
    Amortization of transition obligation
       over 20 years                             498       498       497
    Net amortization and deferral                181       337       (94)
       Total postretirement benefit cost       1 233     1 295     1 371
    Transfers from affiliated companies, net     555       579       603
    Less: Amounts capitalized and deferred        68       458       863
       Net postretirement benefit cost        $1 720    $1 416    $1 111

    Discount rate                               7.25%     8.50%     7.25%
    Assumed rate of return                      8.75      9.00      8.50
    Rate of increase in future compensation     4.25      5.00      4.50

    The funded status of the Company's postretirement benefit plan using a

<PAGE 35>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

measurement date of December 31, 1996 and 1995 is as follows:

                                                      1996        1995
                                                   (Dollars in Thousands)

    Accumulated postretirement benefit obligation:
      Retirees                                      $ (6 052)   $ (6 219)
      Fully eligible active plan participants         (1 422)     (1 720)
      Other active plan participants                  (3 365)     (3 463)
                                                     (10 839)    (11 402)
    Plan assets at fair market value                   4 076       2 973
    Accumulated postretirement benefit obligation
       greater than plan assets                       (6 763)     (8 429)
    Unamortized transition obligation                  7 960       8 458
    Unrecognized gain                                 (1 197)        (29)
                                                    $    -      $    -

    The following actuarial assumptions were used in determining the plan's estimated accumulated postretirement benefit obligation (APBO) and funded status for 1996 and 1995:
                                                      1996        1995

    Discount rate                                     7.50%       7.25%
    Rate of increase in future compensation           4.25        4.25
    Medicare Part B premiums                          9.50       12.20
    Medical care                                      7.00        8.00
    Dental care                                       5.00        5.00

    The above dental rate remains constant through the year 2007. Rates for Medicare Part B premiums and medical care decrease to 3.1% and 5%, respectively, by 2007 and remain at that level thereafter. A one percent change in the medical trend rate would have a $150,000 impact on the Company's annual expense and would change the APBO by approximately $1.4 million.

    Plan assets consist primarily of fixed-income and equity securities. Fluctuations in the fair market value of plan assets will affect postretire-ment benefits expense in future years.

    Effective with its June 1, 1993 rate order from the DPU, the Company was allowed to recover its SFAS No. 106 expense in base rates over a four-year phase-in period with carrying costs on the deferred balance. At December 31, 1996 and 1995, the Company's deferral amounted to approximately $2.1 million and $2.2 million, respectively.

    (c) Savings Plan

    The Company has an Employees Savings Plan that provides for Company contributions equal to contributions by eligible employees of up to four percent of each employee's compensation rate and up to five percent for those employees no longer eligible for postretirement health benefits. The Company's contribution was $310,000 in 1996, $317,000 in 1995 and $325,000 in
1994.

<PAGE 36>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

(6) Interim Financing and Long-Term Debt

    (a) Notes Payable to Banks

    The Company and other system companies maintain both committed and uncommitted lines of credit for the short-term financing of their construction programs and other corporate purposes. As of December 31, 1996, system companies had $135 million of committed lines of credit that will expire at varying intervals in 1997. These lines are normally renewed upon expiration and require annual fees of up to .1875% of the individual line. At December 31, 1996, the system's uncommitted lines of credit totaled $20 million. Interest rates on the Company's outstanding borrowings generally are at an adjusted money market rate and averaged 5.6% and 6.1% in 1996 and 1995, respectively. Notes payable to banks totaled $18,725,000 and $2,675,000 at December 31, 1996 and 1995, respectively.

    (b) Advances from Affiliates

     Notes payable to the System totaled $4,665,000 and $2,425,000 at December 31, 1996 and 1995, respectively. These notes are written for a term of up to 11 months and 29 days. Interest is at the prime rate and is adjusted for changes in that rate during the term of the notes. The rate averaged 8.3% and 8.8% in 1996 and 1995, respectively.

    The Company is a member of the COM/Energy Money Pool (the Pool), an arrangement among the subsidiaries of the System, whereby short-term cash surpluses are used to help meet the short-term borrowing needs of the utility subsidiaries. In general, lenders to the Pool receive a higher rate of return than they otherwise would on such investments, while borrowers pay a lower interest rate than those available from banks. Interest rates on the out-standing borrowings are based on the monthly average rate the Company would otherwise have to pay banks, less one-half the difference between that rate and the monthly average U.S. Treasury Bill weekly auction rate. The borrow-ings are for a period of less than one year and are payable upon demand.
Rates on these borrowings averaged 5.3% and 5.8% in 1996 and 1995, respective-ly. Notes payable to the Pool totaled $400,000 at December 31, 1996. The Company had no notes payable to the Pool at December 31, 1995.

    (c) Long-Term Debt Maturities and Retirements

    Long-term debt outstanding, exclusive of current maturities, current sinking fund requirements and related premiums, is as follows:

                                              Original  Balance December 31,
                                               Issue      1996       1995
                                                  (Dollars in Thousands)

    7-Year Notes - 8.04%, due 1999             $10 000   $10 000    $10 000
    15-Year Notes - 8.7%, due 2007               5 000     5 000      5 000
    30-Year Notes -
        Series C, 6 1/4%, due 1997               6 000       -        4 260
        Series D, 7 3/4%, due 2002               5 000     2 500      2 600
                                                         $17 500    $21 860

    Under the terms of its Indenture of Trust, the Company is required to make

<PAGE 37>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

periodic sinking fund payments for retirement of outstanding long-term debt. The payments and balances of maturing debt issues for the five years subsequent to December 31, 1996 are as follows:

                      Sinking Fund       Maturing
            Year        Payments       Debt Issues       Total
                                 (Dollars in Thousands)

            1997          $100           $ 4 260        $ 4 360
            1998           100               -              100
            1999           100            10 000         10 100
            2000           100               -              100
            2001           100               -              100

    (d) Disclosures About Fair Value of Financial Instruments

    The fair value of certain financial instruments included in the accompany-ing Balance Sheets as of December 31, 1996 and 1995 is as follows:

                                1996                        1995
                                     (Dollars in Thousands)

                       Carrying        Fair       Carrying        Fair
                         Value         Value        Value         Value

    Long-Term Debt      $21 863       $22 787      $42 025       $43 656

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

(7) Dividend Restriction

    At December 31, 1996 none of retained earnings was restricted against the payment of cash dividends by terms of term loans and note agreements securing long-term debt. As of the same date, retained earnings also included approximately $4,406,000 representing the Company's equity in undistributed earnings of the nuclear companies.

(8) Lease Obligations

    The Company leases equipment and office space under arrangements that are classified as operating leases. These lease agreements are for terms of one year or longer. Leases currently in effect contain no provisions that prohibit the Company from entering into future lease agreements or obliga-tions.

<PAGE 38>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

    Future minimum lease payments, by period and in the aggregate, of noncanc-elable operating leases consisted of the following at December 31, 1996:

                                                    Operating Leases
                                                  (Dollars in Thousands)

                  1997                                   $ 1 774
                  1998                                     1 729
                  1999                                     1 681
                  2000                                     1 507
                  2001                                     1 333
                  Beyond 2001                              4 862
                  Total future minimum lease payments    $12 886

    Total rent expense for all operating leases, except those with terms of a month or less, amounted to $1,348,000 in 1996, $1,374,000 in 1995 and
$1,484,000 in 1994. There were no contingent rentals and no sublease rentals for the years 1996, 1995 and 1994.

<PAGE 39>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

                                    PART V.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1.  Index to Financial Statements

        Financial statements and notes thereto of the Company together with the Report of Independent Public Accountants, are filed under Item 8 of this report and listed on the Index to Financial Statements and Schedules (page 19).

(a) 2.  Index to Financial Statement Schedules

        Filed herewith at page(s) indicated -

        Schedule I - Investments in, Equity in Earnings of, and Dividends Received From Related Parties - Years Ended December 31, 1996, 1995 and 1994 (pages 48-50).

        Schedule II - Valuation and Qualifying Accounts - Years Ended December 31, 1996, 1995 and 1994 (page 51).

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

<PAGE 40>

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

<PAGE 41>

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

10.1.6 Capacity Acquisition Agreement between CEC, CEL and CE dated September 25, 1980 (Exhibit 1 to the 1991 CEC Form 10-K, File No. 2-30057).

10.1.6.1 Supplement to 10.1.6 consisting of three Capacity Acquisition Commitments each dated May 7, 1987, concerning Phases I and II of the Hydro-Quebec Project and electricity acquired from Connecticut Light and Power Company (Exhibit 1 to the CEC Form 10-Q (September
           1987), File No. 2-30057).

10.1.6.2 Supplements to 10.1.6 consisting of two Capacity Acquisition Commitments each dated October 31, 1988, concerning electricity acquired from Western Massachusetts Electric Company and/or Connecticut Light and Power Company for periods ranging from November 1, 1988 to October 31, 1994 (Exhibit 2 to the CEC Form 10-Q (September 1989), File No. 2-30057).

<PAGE 42>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

10.1.6.3 Amendment to 10.1.6 as amended and restated June 1, 1993, henceforth referred to as the Capacity Acquisition and Disposition Agreement, whereby CEC, as agent, in addition to acquiring power may also sell bulk electric power which the Company and/or CE owns or otherwise has the right to sell (Exhibit 1 to CE's Form 10-Q (September 1993), File No. 2-30057).

10.1.7 Power Contract between Yankee Atomic Electric Company and CEL, dated June 30, 1959, as amended April 1, 1975 (Exhibit 1 to the CEL Form 10-K, File No. 2-7909).

10.1.7.1 Second, Third and Fourth Amendments to 10.1.7 as amended October 1, 1980, April 1, 1985 and May 6, 1988, respectively (Exhibit 2 to the CEL Form 10-Q (June 1988), File No. 2-7909).

10.1.7.2 Fifth and Sixth Amendments to 10.1.7 as amended June 26, 1989 and July 1, 1989, respectively (Exhibit 1 to the CEL Form 10-Q (September 1989), File No. 2-7909).

10.1.8 Power Contract between Connecticut Yankee Atomic Power Company and CEL dated July 1, 1964 (Exhibit 13-K1 to the CES Form S-1, (April
           1967) File No. 2-25597).

10.1.8.1 Additional Power Contract to 10.1.8 providing for extension on the contract term dated April 30, 1984 (Exhibit 5 to the CEL Form 10-Q (June 1984), File No. 2-7909).

10.1.8.2 Second Supplementary Power Contract to 10.1.8 providing for decommissioning financing dated April 30, 1984 (Exhibit 6 to the CEL Form 10-Q (June 1984), File No. 2-7909).

10.1.9 Power Contract between CEL and Vermont Yankee Nuclear Power Corporation dated February 1, 1968 (Exhibit 3 to the CEL 1984 Form 10-K, File No. 2-7909).

10.1.9.1 First Amendment (Section 7) and Second Amendment (decommissioning financing) to 10.1.9 as amended June 1, 1972 and April 15, 1983, respectively (Exhibits 1 and 2, respectively, to the CEL Form 10-Q (June 1984), File No. 2-7909).

10.1.9.2 Third and Fourth Amendments to 10.1.9 as amended April 1, 1985 and June 1, 1985, respectively (Exhibit 1 and 2 to the CEL Form 10-Q (June 1986) File No. 2-7909).

10.1.9.3 Fifth and Sixth Amendments to 10.1.9 both as amended May 6, 1988 (Exhibit 1 to the CEL Form 10-Q (June 1988), File No. 2-7909).

10.1.9.4 Seventh Amendment to 10.1.9 as amended June 15, 1989 (Exhibit 2 to the CEL Form 10-Q (September 1989), File No. 2-7909).

10.1.9.5 Additional Power Contract between CEL and Vermont Yankee Nuclear Power Corporation providing for decommissioning financing and contract extension dated February 1, 1984 (Refiled as Exhibit 1 to the 1993 CEL Form 10-K, File No. 2-7909).

<PAGE 43>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

10.1.10 Power Contract between Maine Yankee Atomic Power Company and CEL dated May 20, 1968 (Exhibit 5 to the CES Form S-7, File No. 2-38372).

10.1.10.1 First Amendment (decommissioning financing) and Second Amendment (supplementary payments) to 10.1.10 as amended March 1, 1984 and January 1, 1984, respectively (Exhibits 3 and 4 to the CEL Form 10-Q (June 1984), File No. 2-7909).

10.1.10.2 Third Amendment to 10.1.10 as amended October 1, 1984 (Exhibit 1 to the CEL Form 10-Q (September 1984), File No. 2-7909).

10.1.11 Participation Agreement between Maine Electric Power Company and CEL and/or NBGEL for the construction of a 345 KV transmission line between Wiscasset, Maine and Mactaquac, New Brunswick, Canada and for the purchase of base and peaking capacity from the New Brunswick Electric Power Commission, dated June 20, 1969 (Exhibit 13 to the CES Form 10-K for 1984, File No. 1-7316).

10.1.11.1 Supplement Amending 10.1.11, as amended June 24, 1970 (Exhibit 8 to the CES Form S-7, Amendment No. 1, File No. 2-38372).

10.1.12 Service Agreement for Non-Firm Transmission Service between Boston Edison Company and CEL dated July 5, 1984 (Exhibit 4 to the CEL 1984 Form 10-K, File No. 2-7909).

10.1.13 Power Exchange Agreement by and between Boston Edison Company and CEL dated December 1, 1984 (Exhibit 5 to the CEL 1984 Form 10-K, File No. 2-7909).

10.1.14 Agreement, dated September 1, 1985, With Respect To Amendment of Agreement With Respect To Use Of Quebec Interconnection, dated December 1, 1981, among certain New England Power Pool (NEPOOL) utilities to include Phase II facilities in the definition of "Project" (Exhibit 1 to the CEC Form 10-Q (September 1985), File No. 2-30057).

10.1.14.1 Amendatory Agreement No. 3 to 10.1.14, as amended June 1, 1990 (Exhibit 1 to the CEC Form 10-Q (September 1990), File No. 2-30057).

10.1.15 Preliminary Quebec Interconnection Support Agreement - Phase II among certain NEPOOL utilities, dated June 1,1984 (Exhibit 6 to the CE Form 10-Q (June 1984), File No. 2-7749).

10.1.15.1 First, Second and Third Amendments to 10.1.15 as amended March 1, 1985, January 1, 1986 and March 1, 1987, respectively (Exhibit 1 to the CEC Form 10-Q (March 1987), File No. 2-30057).

10.1.15.2 Fourth and Eighth Amendments to 10.1.15 as amended July 1, 1987 and August 1, 1988, respectively (Exhibit 3 to the CEC Form 10-Q (September 1988), File No. 2-30057).

<PAGE 44>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

10.1.15.3 Fifth, Sixth and Seventh Amendments to 10.1.15 as amended October 15, 1987, December 15, 1987 and March 1, 1988, respectively (Exhibit 1 to the CEC Form 10-Q (June 1988), File No. 2-30057).

10.1.15.4 Ninth and Tenth Amendments to 10.1.15 as amended November 1, 1988 and January 15, 1989, respectively (Exhibit 2 to the CEC Form 10-K for 1988, File No. 2-30057).

10.1.15.5 Eleventh Amendment to 10.1.15 as amended November 1, 1989 (Exhibit 4 to the CEC Form 10-K for 1989, File No. 2-30057).

10.1.15.6 Twelfth Amendment to 10.1.15 as amended April 1, 1990 (Exhibit 1 to the CEC Form 10-Q (June 1990), File No. 2-30057).

10.1.16 Agreement to Preliminary Quebec Interconnection Support Agreement - Phase II among PSNH, New England Power Company, Boston Edison Company and CEC whereby PSNH assigns a portion of its interests under the original Agreement to the other three parties, dated October 1, 1987 (Exhibit 2 to the CEC 1987 Form 10-K, File No. 2-30057).

10.1.17 Phase II Equity Funding Agreement for New England Hydro-Transmission Electric Company, Inc. (New England Hydro
           (Massachusetts) between New England Hydro and certain NEPOOL utilities, dated June 1, 1985 (Exhibit 2 to the CEC Form 10-Q (September 1985), File No. 2-30057).

10.1.18 Phase II Equity Funding Agreement for New England Hydro-Transmission Corporation (New Hampshire Hydro) between New Hampshire Hydro and certain NEPOOL utilities, dated June 1, 1985 (Exhibit 3 to the CEC Form 10-Q (September 1985), File No. 2-30057).

10.1.18.1 Amendment No. 1 to 10.1.18 as amended May 1, 1986 (Exhibit 6 to the CEC Form 10-Q (March 1987), File No. 2-30057).

10.1.18.2 Amendment No. 2 to 10.1.18 as amended September 1, 1987 (Exhibit 3 to the CEC Form 10-Q (September 1987), File No. 2-30057).

10.1.19 Phase II Massachusetts Transmission Facilities Support Agreement dated June 1, 1985, refiled as a single agreement incorporating Amendments 1 through 7 dated May 1, 1986 through January 1, 1989, respectively, between New England Hydro-Transmission Electric Company, Inc. (New England Hydro) and certain NEPOOL utilities (Exhibit 2 the CEC Form 10-Q (September 1990), File No. 2-30057).

10.1.20 Phase II New Hampshire Transmission Facilities Support Agreement dated June 1, 1985, refiled as a single agreement incorporating Amendments 1 through 8 dated May 1, 1986 through January 1, 1990, respectively, between New England Hydro-Transmission Corporation (New Hampshire Hydro) and certain NEPOOL utilities (Exhibit 3 to the CEC Form 10-Q (September 1990), File No. 2-30057).

<PAGE 45>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

10.1.21 Phase II New England Power AC Facilities Support Agreement between New England Power and certain NEPOOL utilities, dated June 1, 1985 (Exhibit 6 to the CEC Form 10-Q (September 1985), File No. 2-30057).

10.1.21.1 Amendments Nos. 1 and 2 to 10.1.21 as amended May 1, 1986 and February 1, 1987, respectively (Exhibit 5 to the CEC Form 10-Q (March 1987), File No. 2-30057).

10.1.21.2 Amendments Nos. 3 and 4 to 10.1.21 as amended June 1, 1987 and September 1, 1987, respectively (Exhibit 5 to the CEC Form 10-Q (September 1987), File No. 2-30057).

10.1.22 Phase II Boston Edison AC Facilities Support Agreement between Boston Edison Company and certain NEPOOL utilities, dated June 1, 1985 (Exhibit 7 to the CEC Form 10-Q (September 1985), File No. 2-30057).

10.1.22.1 Amendments Nos. 1 and 2 to 10.1.22 as amended May 1, 1986 and February 1, 1987, respectively (Exhibit 2 to the CEC Form 10-Q (March 1987), File No. 2-30057).

10.1.22.2 Amendments Nos. 3 and 4 to 10.1.22 as amended June 1, 1987 and September 1, 1987, respectively (Exhibit 4 to the CEC Form 10-Q (September 1987), File No. 2-30057).

10.1.23 Agreement Authorizing Execution of Phase II Firm Energy Contract among certain NEPOOL utilities in regard to participation in the purchase of power from Hydro Quebec, dated September 1, 1985 (Exhibit 8 to the CEC Form 10-Q (September 1985), File No. 2-30057).

10.1.24 System Power Sales Agreement by and between Connecticut Light and Power (CL&P), Western Massachusetts Electric Company (Northeast Utilities companies), as sellers, and CEL, as buyer, of power in excess of firm power customer requirements from the electric systems of the Northeast Utilities companies, dated June 1, 1984, as effective October 25, 1985 (Exhibit 1 to the CEL 1985 Form 10-K, File No. 2-7909).

10.1.25 Power Sale Agreement by and between Altresco Pittsfield, L. P. and the Company for entitlement to the electric capacity and related energy to be produced by a cogeneration facility located in Pittsfield, Massachusetts, dated February 20, 1992 (Exhibit 1 to the CEL Form 10-Q (September 1993), File No. 2-7909).

10.1.25.1 System Exchange Agreement by and among Altresco Pittsfield, L.P., the Company, CE and New England Power Company, dated July 2, 1993 (Exhibit 3 to the CE Form 10-Q (September 1993), File No. 2-7749).

10.2       Other Agreements.

10.2.1 Pension Plan for Employees of Commonwealth Energy System and Subsidiary Companies as amended and restated January 1, 1993 (Exhibit 1 to the CES Form 10-Q (September 1993), File No. 1-7316).

<PAGE 46>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

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

<PAGE 47>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

10.2.4 Guarantee Agreement by CEL (as guarantor) and MYA Fuel Company (as initial lender) covering the unconditional guarantee of a portion of the payment obligations of Maine Yankee Atomic Power Company under a loan agreement and note initially between Maine Yankee and MYA Fuel Company (Exhibit 3 to the CEL 1985 Form 10-K, File No. 2-7909).

Exhibit 27.   Financial Data Schedule

    Filed herewith as Exhibit 1 is the Financial Data Schedule for the twelve months ended December 31, 1996.

    Filed herewith as Exhibit 2 is the restated Financial Data Schedule for the twelve months ended December 31, 1995.

    Filed herewith as Exhibit 3 is the restated Financial Data Schedule for the twelve months ended December 31, 1994.

(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the three months ended December 31, 1996.

<PAGE 48>

                                                                                               SCHEDULE I

                                      CAMBRIDGE ELECTRIC LIGHT COMPANY
                        INVESTMENTS IN, EQUITY IN EARNINGS OF, AND DIVIDENDS RECEIVED
                                            FROM RELATED PARTIES
                                    FOR THE YEAR ENDED DECEMBER 31, 1996
                                           (Dollars in Thousands)
                                                                   1996
                                 Balance                                     Balance
                               December 31,         Equity                 December 31,
Name of Issuer and                 1995               in       Dividends       1996
Description of Investment     Shares  Amount       Earnings    Received       Amount
Common Stock
Connecticut Yankee
 Atomic Power Company         15 750  $4 564       $  529      $  346          $4 747
Maine Yankee Atomic
 Power Company                20 000   2 891          266         328           2 829
Vermont Yankee Nuclear
 Power Corporation             9 801   1 305          172         153           1 324
Yankee Atomic Electric
 Company                       3 068     464           39         -               503
   Total                              $9 224       $1 006      $  827          $9 403

Other Investments
Massachusetts Business
 Development Corporation         500  $    5                                   $    5
   Total                              $    5                                   $    5

Under terms of the capital funds agreements and power contracts, no stock may be sold or transferred except to another stockholder; however, no market exists for these securities.

See Note 3(e) of the Notes to Financial Statements included in Item 8 of this report for a discussion of the permanent closing of the nuclear plants owned by Connecticut Yankee Atomic Power Company and Yankee Atomic
Electric Company.

<PAGE 49>

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

<PAGE 50>

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

<PAGE 51>


SCHEDULE II

                       CAMBRIDGE ELECTRIC LIGHT COMPANY
                       VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                            (Dollars in Thousands)





                                        Additions
                     Balance at  Provision               Deductions   Balance
                     Beginning   Charged to               Accounts      End
   Description        of Year    Operations  Recoveries  Written Off  of Year


                                 Year Ended December 31, 1996

Allowance for
  Doubtful Accounts     $490        $279       $ 51          $338      $482


                                 Year Ended December 31, 1995

Allowance for
  Doubtful Accounts     $471        $327       $101          $409      $490


                                 Year Ended December 31, 1994

Allowance for
  Doubtful Accounts     $491        $561       $ 92          $673      $471

<PAGE 52>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY
                       FORM 10-K      DECEMBER 31, 1996

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

Principal Executive Officers:

WILLIAM G. POIST                                         March 27, 1997
William G. Poist,
Chairman of the Board and
Chief Executive Officer

R. D. WRIGHT                                             March 27, 1997
Russell D. Wright,
President and Chief Operating Officer

Principal Financial and Accounting Officer:

JAMES D. RAPPOLI                                         March 27, 1997
James D. Rappoli,
Financial Vice President and Treasurer


A majority of the Board of Directors:

WILLIAM G. POIST                                         March 27, 1997
William G. Poist, Director

R. D. WRIGHT                                             March 27, 1997
Russell D. Wright, Director

JAMES D. RAPPOLI                                         March 27, 1997
James D. Rappoli, Director