Form 10-Q
period 1997-03-31
CAMBRIDGE ELECTRIC LIGHT CO
filed 1997-05-14
CIK 16573

<PAGE 1>

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549-1004

                                   Form 10-Q

(Mark One)
[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1997

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

                                               Outstanding at
           Class of Common Stock                 May 1, 1997
        Common Stock, $25 par value            346,600 shares

The Company meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.

<PAGE 2>

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


                       CAMBRIDGE ELECTRIC LIGHT COMPANY

                           CONDENSED BALANCE SHEETS

                     MARCH 31, 1997 AND DECEMBER 31, 1996

                                    ASSETS

                            (Dollars in thousands)


                                                   March 31,    December 31,
                                                     1997           1996
                                                  (Unaudited)

PROPERTY, PLANT AND EQUIPMENT, at original cost    $161 102        $161 331
  Less - Accumulated depreciation                    61 438          61 499
                                                     99 664          99 832
  Add - Construction work in progress                   454             546
                                                    100 118         100 378

INVESTMENTS
  Equity in nuclear electric power companies          9 648           9 403
  Other                                                   5               5
                                                      9 653           9 408

CURRENT ASSETS
  Cash                                                1 712             143
  Accounts receivable -
    Affiliate companies                               1 689           1 452
    Customers                                        11 728          11 285
  Unbilled revenues                                   2 334           2 751
  Prepaid taxes -
    Income                                            1 067             968
    Property                                            852           1 704
  Inventories and other                               2 102           2 023
                                                     21 484          20 326

DEFERRED CHARGES
  Regulatory Assets                                  40 874          42 781
  Other                                               1 930           2 258
                                                     42 804          45 039

                                                   $174 059        $175 151






                            See accompanying notes.

<PAGE 3>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

                           CONDENSED BALANCE SHEETS

                     MARCH 31, 1997 AND DECEMBER 31, 1996

                        CAPITALIZATION AND LIABILITIES

                            (Dollars in thousands)


                                                   March 31,    December 31,
                                                     1997           1996
                                                  (Unaudited)
CAPITALIZATION
  Common Equity -
    Common stock, $25 par value -
      Authorized and outstanding -
        346,600 shares wholly-owned by
        Commonwealth Energy System (Parent)        $  8 665        $  8 665
    Amounts paid in excess of par value              27 953          27 953
    Retained earnings                                10 082           9 233
                                                     46 700          45 851
  Long-term debt, including premiums, less
    current sinking fund requirements                17 502          17 503
                                                     64 202          63 354
CURRENT LIABILITIES
  Interim Financing -
    Notes payable to banks                           22 000          18 725
    Advances from affiliates                          3 670           5 065
    Maturing long-term debt                           4 260           4 260
                                                     29 930          28 050

  Other Current Liabilities -
    Current sinking fund requirements                   100             100
    Accounts payable
      Affiliate companies                             4 039           4 429
      Other                                           7 512           8 216
    Accrued local property and other taxes            1 764           1 705
    Accrued interest                                    268             475
    Other                                             2 988           3 738
                                                     16 671          18 663
                                                     46 601          46 713
DEFERRED CREDITS
  Accumulated deferred income taxes                  14 532          14 355
  Yankee Atomic purchased power contract              3 218           3 466
  Connecticut Yankee purchased power contract        34 051          35 879
  Unamortized investment tax credits and other       11 455          11 384
                                                     63 256          65 084
COMMITMENTS AND CONTINGENCIES

                                                   $174 059        $175 151


                            See accompanying notes.

<PAGE 4>

 .                      CAMBRIDGE ELECTRIC LIGHT COMPANY

             CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

              FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                             (Dollars in thousands)
                                  (Unaudited)


                                                      1997            1996

ELECTRIC OPERATING REVENUES                         $33 065         $29 387

OPERATING EXPENSES
  Electricity purchased for resale,
    transmission and fuel                            23 207          19 319
  Other operation and maintenance                     6 063           5 906
  Depreciation                                        1 119           1 086
  Taxes -
    Income                                              419             412
    Local property                                      777             757
    Payroll and other                                   262             273
                                                     31 847          27 753

OPERATING INCOME                                      1 218           1 634

OTHER INCOME                                            438             355

INCOME BEFORE INTEREST CHARGES                        1 656           1 989

INTEREST CHARGES
  Long-term debt                                        430             943
  Other interest charges                                383             111
  Allowance for borrowed funds
    used during construction                             (6)            (21)
                                                        807           1 033

NET INCOME                                              849             956

RETAINED EARNINGS -
  Beginning of period                                 9 233           7 561
  Dividends on common stock                             -            (1 386)

  End of period                                     $10 082         $ 7 131











                            See accompanying notes.

<PAGE 5>


                       CAMBRIDGE ELECTRIC LIGHT COMPANY

                      CONDENSED STATEMENTS OF CASH FLOWS

              FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                            (Dollars in thousands)
                                  (Unaudited)


                                                       1997        1996

OPERATING ACTIVITIES
  Net income                                         $   849     $   956
  Effects of noncash items -
    Depreciation                                       1 119       1 086
    Deferred income taxes and investment tax
      credits, net                                        99          69
    Earnings from corporate joint ventures              (336)       (303)
  Dividends from corporate joint ventures                 91          90
  Change in working capital, exclusive of cash
    and interim financing                             (1 581)      2 472
  All other operating items                              321         233
Net cash provided by operating activities                562       4 603

INVESTING ACTIVITIES
  Additions to property, plant and equipment
    (exclusive of AFUDC)                                (867)       (862)
  Allowance for borrowed funds used during
    construction                                          (6)        (21)
Net cash used for investing activities                  (873)       (883)

FINANCING ACTIVITIES
  Payment of dividends                                   -        (1 386)
  Proceeds from (payment of) short-term borrowings     3 275        (700)
  Payments to affiliates                              (1 395)     (1 235)
Net cash provided by (used for)
  financing activities                                 1 880      (3 321)

Net increase in cash                                   1 569         399
Cash at beginning of period                              143         239
Cash at end of period                                $ 1 712     $   638

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest (net of capitalized amounts)              $   979     $   677
  Income taxes                                       $   370     $   780






                            See accompanying notes.

<PAGE 6>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

(1)   General Information

      Cambridge Electric Light Company (the Company) is a wholly-owned subsid-iary of Commonwealth Energy System. The parent company is referred to in this report as the "System" and together with its subsidiaries is collec-tively referred to as "the system." The System is an exempt public utility holding company under the provisions of the Public Utility Holding Company Act of 1935 and, in addition to its investment in the Company, has interests in other utility and several non-regulated companies.

      The Company has 151 regular employees including 112 (74%) represented by a collective bargaining unit. The existing collective bargaining agreement remains in effect until September 1, 1998.

(2)   Significant Accounting Policies

      (a) Principles of Accounting

      The Company's significant accounting policies are described in Note 2 of Notes to Financial Statements included in its 1996 Annual Report on
  Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows these same basic accounting policies but considers each interim period as an integral part of an annual period and makes allocations of certain expenses to interim periods based upon estimates of such expenses for the year.

      The unaudited financial statements for the periods ended March 31, 1997 and 1996 reflect, in the opinion of the Company, all adjustments (consisting of only normal recurring accruals) necessary to summarize fairly the results for such periods. In addition, certain prior period amounts are reclassified from time to time to conform with the presentation used in the current period's financial statements.

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

      The principal regulatory assets included in deferred charges were as follows:

                                                    March 31,    December 31,
                                                      1997          1996
                                                   (Dollars in thousands)

        Connecticut Yankee unrecovered plant
            and decommissioning costs               $34 051        $35 879
        Yankee Atomic unrecovered plant
            and decommissioning costs                 3 218          3 466
        Postretirement benefits costs
            including pensions                        3 027          2 988
        Other                                           578            448
                                                    $40 874        $42 781

        The regulatory liabilities, reflected in the accompanying Balance Sheets and related to deferred income taxes, were $3.2 million at March 31, 1997 and December 31, 1996.

(2) Commitments and Contingencies

        (a) Construction Program

        The Company is engaged in a continuous construction program presently estimated at $27 million for the five-year period 1997 through 2001. Of that amount, $5.9 million is estimated for 1997. As of March 31, 1997 the Company's actual construction expenditures amounted to approximately $900,000 including an allowance for funds used during construction. The Company expects to finance these expenditures on an interim basis with internally-generated funds and short-term borrowings which are ultimately expected to be repaid with the proceeds from sales of long-term debt securities.

<PAGE 8>

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

    A summary of the period to period changes in the principal items included in the Condensed Statements of Income for the three months ended March 31, 1997 and 1996 and unit sales for these periods is shown below:

                                                 Three Months Ended
                                                      March 31,
                                                     1997 and 1996
                                                 Increase (Decrease)
                                               (Dollars in Thousands)

Electric Operating Revenues                     $ 3 678      12.5 %

Operating Expenses -
 Electricity purchased for resale,
   transmission and fuel                          3 888      20.1
 Other operation and maintenance                    157       2.7
 Depreciation                                        33       3.0
 Taxes -
   Federal and state income                           7       1.7
   Local property and other                           9       0.9
                                                  4 094      14.8

Operating Income                                   (416)    (25.5)

Other Income                                         83      23.4

Income Before Interest Charges                     (333)    (16.7)

Interest Charges                                   (226)    (21.9)

Net Income                                      $  (107)    (11.2)

Unit Sales (Megawatthours or MWH)
  Retail                                         (1 259)     (0.4)
  Sales for resale                               15 463      23.3
    Total unit sales                             14 204       3.7

      The following is a summary of unit sales (in MWH) for the periods indicated:

                                             Unit Sales (MWH)
          Three Months Ended         Total      Retail     Wholesale

          March 31, 1997            397 013     315 171      81 842
          March 31, 1996            382 809     316 430      66 379

<PAGE 10>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

Operating Revenues and Electricity Purchased for Resale, Transmission and Fuel

    Operating revenues for the first quarter of 1997 increased $3.7 million or 12.5% due primarily to increases in electricity purchased for resale ($3.4 million) and fuel ($571,000).

    During the current quarter, purchased power costs increased approximately $3.4 million or 19.8% due to higher fuel costs and higher costs for replace-ment power reflecting the permanent shutdown of Connecticut Yankee during 1996 and the absence of power from Maine Yankee which remained out of service during the current quarter while repair work continues. Also included in purchased power is an increase in purchases from affiliate Canal Electric Company's Unit 1 and 2 reflecting the increased availability of these units.

Interest Charges

    For the current quarter, interest charges decreased $226,000 or 21.9% due to lower long-term interest reflecting the repayment of a $20 million (9.97%) long-term debt issue during the second quarter of 1996, the effect of which was partially offset by a higher average level of short-term borrowings.

Electric Industry Restructuring

    In August 1995, the DPU issued an order calling for the restructuring of the electric utility industry in Massachusetts. On May 1, 1996, the DPU issued a draft order containing proposed rules for implementing electric industry restructuring, and on December 30, 1996, the DPU issued a final order announcing its "Model Rules and Legislative Proposal" as a guide in the creation of a competitive market for electric generation in Massachusetts. Legislative proposals concerning electric industry restructuring have also been filed by the Governor of the Commonwealth of Massachusetts, on February 24, 1997, and by the Massachusetts Legislature's own Joint Committee on Electric Utility Restructuring (the Committee), on March 20, 1997. Each of the plans proposed by the DPU, the Governor and the Committee is intended to provide customers with the opportunity to achieve lower electric bills beginning on the target date of January 1, 1998.

    In its "Model Rules," the DPU has proposed that the minimum structural reorganization needed to create a competitive market is the functional separation of generation, transmission and distribution within one integrated company, and the establishment of a separate marketing affiliate if a company retains generation assets. Other elements of the DPU's Model Rules provide that electric customers will be able to buy their power on the open market; distribution services will remain a service that continues to be provided exclusively by the existing local distribution companies in clearly defined service territories; and customers will have three types of electric generation choices. First, customers may enter into unregulated agreements with a competitive supplier for the provision of generation. Second, customers may continue to buy power directly from their electric distribution company at a price regulated by the DPU. Third, customers who have received generation from a competitive supplier but who, for any reason, have stopped receiving such generation will be able to receive default generation service provided by distribution companies at spot market price.

<PAGE 11>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

    In some regulatory jurisdictions, changes in the electric industry could reduce the opportunity that currently exists for electric companies to recover their investment in generating plant and other costs previously approved by regulators and included in current rates. These potential losses, which may result from subjecting electric company generation to the pressures of a competitive market, are typically referred to as "stranded costs." The single largest component of stranded costs, which are significant to the system, relates to above market purchased power contracts that the Company and Commonwealth Electric have with non-utility generators. However, the DPU has concluded that it is in the public interest to provide electric companies a reasonable opportunity to collect net, non-mitigable stranded costs. The DPU has proposed that stranded costs associated with owned generation facilities, regulatory assets, and purchased power obligations be collected over the expected economic life of the generating facility, the current amortization schedule of the regulatory asset, or the contractual term of the purchased power obligation, respectively. The DPU's proposal requires that any stranded cost recovery for an electric utility be subject to mitigation efforts to reduce embedded costs over time. The Model Rules specify that mitigation should include such measures as sales of capacity and energy from owned generation, renegotiation or buy-out of purchased power contracts, and sales and voluntary writedowns of assets.

    The Governor's restructuring proposal includes: a standard offer generation service option for residential and small business customers for a five-year period; recovery by electric utilities of net, non-mitigable stranded costs over a 12-year period; the recovery of reasonable employee transition costs for utility workers directly affected by electric industry restructuring; and, at a minimum, the functional separation of generation, transmission and distribution services. The Governor's legislation also provides a mechanism for electric utilities to reduce their stranded costs by financing the renegotiation or buy-out of above-market purchase power contracts. The bill authorizes the Massachusetts Industrial Finance Agency to issue electric rate reduction bonds to electric utilities that receive a financing order from the DPU. The criteria for eligibility to apply for the financing order include: (1) DPU approval of a plan to provide retail access and divestiture of non-nuclear generating assets; and (2) demonstration that such contract buy-out or purchase, including the cost of financing, will substantially reduce costs to ratepayers.

    The Committee issued both a comprehensive report, which outlines options for the Legislature's consideration as debate on restructuring continues, and a set of recommendations and a legislative package that is designed to implement electric industry restructuring in Massachusetts. Elements of the Committee's legislative proposal include the functional separation of utility companies into generation, transmission and distribution companies. Transmission and distribution companies would remain regulated while generation companies would be unregulated with pricing determined by the market. The Committee's proposal establishes a retail access date of January 1, 1998 or later, as determined by the DPU, calls for a 10% rate reduction for all customers and allows for the recovery of certain net, non-mitigable stranded costs over a ten-year period. The proposal also encourages divestiture as a mitigation measure by authorizing companies to securitize stranded costs through the issuance of rate reduction bonds only where the company has divested itself of non-nuclear generation assets. On May 6, 1997, the Company and Commonwealth Electric submitted comments on the Committee's

<PAGE 12>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

legislative proposal making specific recommendations for changes with respect to increasing the time frame for recovery of stranded costs including power contracts, the increased use of securitization and other issues. The Massachusetts Legislature, which will render the final passage of any restructuring law, is now considering the legislative proposals of the DPU, the Governor and the Committee.

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

    The Company and Commonwealth Electric have engaged in preliminary settlement discussions with the Attorney General and have provided the Attorney General with information to further the development of a comprehensive settlement. In the unlikely event that the parties are unable to complete a settlement, the companies would file a full restructuring plan with the DPU.

    On March 31, 1997, the Company and Commonwealth Electric submitted a report to the DPU which detailed the proposed auction process for selling their electric generation assets and entitlements. The process will include a standard, sealed-bid auction for generation assets and an ascending-bid auction for power contracts with the securitization of remaining obligations. The auction process would provide a market-based approach to maximizing stranded cost mitigation and minimizing the access charges that ratepayers will have to pay for stranded cost recovery.

    As described in Note 2(b) of the Notes to Condensed Financial Statements, the Company complies with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." In the event the Company is somehow unable to meet the criteria for following SFAS No. 71, the accounting impact would be an extraordinary, non-cash charge to operations in an amount that could be material. Criteria that could give rise to the discontinuance of SFAS No. 71 include: 1) in-creasing competition restricting the Company's ability to establish prices to recover specific costs, and 2) a significant change in the current manner in which rates are set by regulators. The Company periodically reviews these criteria to ensure that the continuing application of SFAS No. 71 is appropriate. Recently, the Securities and Exchange Commission has questioned the ability of certain utilities continuing the application of SFAS No. 71 where legislation provided for the transition to retail competition. The issue of when and how to discontinue the application of SFAS No. 71 by utilities during transition to competition has been referred to the FASB's Emerging Issues Task Force and guidance on this issue is expected in the near future. Based on the current evaluation of the various factors and conditions that are expected to impact future cost recovery, the Company believes that its regulatory assets, including those related to generation, are probable of future recovery.

<PAGE 13>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is an intervenor in a pending appeal at the Massachusetts Supreme Judicial Court (SJC) filed by the Massachusetts Institute of Technology involving a DPU decision approving a customer transition charge for the recovery of stranded investment costs. While no schedule is set for a decision from the SJC, the Company anticipates a decision sometime in the second quarter of 1997. This issue is discussed more fully in the Company's 1996 Annual Report on Form 10-K. At this time, management is unable to predict the outcome of this proceeding.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits

         Exhibit 27 - Financial Data Schedule

         Filed herewith as Exhibit 1 is the Financial Data Schedule for the three months ended March 31, 1997.

         Filed herewith as Exhibit 2 is the restated Financial Data Schedule for the three months ended March 31, 1996.

   (b)   Reports on Form 8-K

         No reports on Form 8-K were filed during the three months ended March 31, 1997.

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



Date:  May 14, 1997