Form 10-Q
period 1997-06-30
CAMBRIDGE ELECTRIC LIGHT CO
filed 1997-08-14
CIK 16573

<PAGE 1>

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549-1004

                                   Form 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1997

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

                                               Outstanding at
           Class of Common Stock                August 1, 1997
        Common Stock, $25 par value            346,600 shares

The Company meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-K as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.

<PAGE 2>

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


                       CAMBRIDGE ELECTRIC LIGHT COMPANY

                           CONDENSED BALANCE SHEETS

                      JUNE 30, 1997 AND DECEMBER 31, 1996

                                    ASSETS

                            (Dollars in thousands)



                                                    June 30,     December 31,
                                                     1997            1996
                                                  (Unaudited)

PROPERTY, PLANT AND EQUIPMENT, at original cost    $161 684        $161 331
  Less - Accumulated depreciation                    62 458          61 499
                                                     99 226          99 832
  Add - Construction work in progress                   753             546
                                                     99 979         100 378

INVESTMENTS
  Equity in nuclear electric power companies          9 956           9 403
  Other                                                   5               5
                                                      9 961           9 408

CURRENT ASSETS
  Cash                                                  118             143
  Accounts receivable
    Affiliates                                          729           1 452
    Customers                                        11 408          11 285
  Unbilled revenues                                   2 885           2 751
  Prepaid taxes -
    Income                                            2 362             968
    Property                                            -             1 704
  Inventories and other                               2 255           2 023
                                                     19 757          20 326

DEFERRED CHARGES
  Regulatory Assets                                  38 574          42 781
  Other                                               1 974           2 258
                                                     40 548          45 039

                                                   $170 245        $175 151

<PAGE 3>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

                           CONDENSED BALANCE SHEETS

                      JUNE 30, 1997 AND DECEMBER 31, 1996

                        CAPITALIZATION AND LIABILITIES

                            (Dollars in thousands)


                                                    June 30,     December 31,
                                                      1997           1996
                                                  (Unaudited)
CAPITALIZATION
  Common Equity -
    Common stock, $25 par value -
      Authorized and outstanding -
        346,600 shares, wholly-owned by
        Commonwealth Energy System (Parent)        $  8 665        $  8 665
    Amounts paid in excess of par value              27 953          27 953
    Retained earnings                                 9 246           9 233
                                                     45 864          45 851
  Long-term debt, including premiums, less
    maturing debt and current sinking fund
    requirements                                     17 402          17 503
                                                     63 266          63 354
CURRENT LIABILITIES
  Interim Financing -
    Notes payable to banks                           27 600          18 725
    Advances from affiliates                          2 865           5 065
    Maturing long-term debt                             -             4 260
                                                     30 465          28 050

  Other Current Liabilities -
    Current sinking fund requirements                   100             100
    Accounts payable
      Affiliates                                      4 164           4 429
      Other                                           6 430           8 216
    Accrued local property and other taxes               28           1 705
    Accrued interest                                    446             475
    Other                                             5 787           3 738
                                                     16 955          18 663
                                                     47 420          46 713
DEFERRED CREDITS
  Accumulated deferred income taxes                  14 691          14 355
  Yankee Atomic purchased power contract              2 962           3 466
  Connecticut Yankee purchased power contract        30 585          35 879
  Unamortized investment tax credits and other       11 321          11 384
                                                     59 559          65 084
COMMITMENTS AND CONTINGENCIES

                                                   $170 245        $175 151

                            See accompanying notes.

<PAGE 4>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

             CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                            (Dollars in thousands)
                                  (Unaudited)



                                    Three Months Ended     Six Months Ended
                                      1997      1996        1997      1996

ELECTRIC OPERATING REVENUES          $30 048   $28 368     $63 113   $57 755

OPERATING EXPENSES
  Electricity purchased for resale,
    transmission and fuel             19 655    18 192      42 862    37 511
  Other operation and maintenance      8 548     6 055      14 611    11 961
  Depreciation                         1 119     1 086       2 238     2 172
  Taxes -
    Income                              (283)      859         136     1 271
    Local property                       757       744       1 534     1 501
    Payroll and other                    202       192         464       465
                                      29 998    27 128      61 845    54 881

OPERATING INCOME                          50     1 240       1 268     2 874

OTHER INCOME                             587     1 257       1 025     1 612

INCOME BEFORE INTEREST CHARGES           637     2 497       2 293     4 486

INTEREST CHARGES
  Long-term debt                         407       435         837     1 378
  Other interest charges                 481       427         864       538
  Allowance for borrowed funds
    used during construction              (4)      (16)        (10)      (37)
                                         884       846       1 691     1 879

NET INCOME                              (247)    1 651         602     2 607

RETAINED EARNINGS -
  Beginning of period                 10 082     7 131       9 233     7 561
  Dividends on common stock             (589)     (260)       (589)   (1 646)

RETAINED EARNINGS -
  End of period                      $ 9 246   $ 8 522     $ 9 246   $ 8 522






                            See accompanying notes.

<PAGE 5>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

                      CONDENSED STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                            (Dollars in thousands)
                                  (Unaudited)



                                                        1997         1996

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                           $   602     $ 2 607
  Effects of noncash items -
    Depreciation and amortization                        2 238       2 172
    Deferred income taxes and investment tax
      credits, net                                        (808)         91
    Earnings from corporate joint ventures                (644)       (611)
  Dividends from corporate joint ventures                   91         333
  Change in working capital, exclusive of cash and
    interim financing                                   (1 164)      4 291
  All other operating items                               (180)       (682)
Net cash provided by operating activities                  135       8 201

CASH FLOWS FOR INVESTING ACTIVITIES
  Additions to property, plant and equipment
    (exclusive of AFUDC)                                (1 876)     (1 658)
  Allowance for borrowed funds used during
    construction                                           (10)        (37)
Net cash used for investing activities                  (1 886)     (1 695)

CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of dividends                                    (589)     (1 646)
  Proceeds from short-term borrowings                    8 875      10 300
  Advances from (payments to) affiliates                (2 200)      4 975
  Long-term debt issues refunded                        (4 260)    (20 000)
  Sinking funds payments                                  (100)       (100)
Net cash provided by (used for)
  financing activities                                   1 726      (6 471)

Net increase (decrease) in cash                            (25)         35
Cash at beginning of period                                143         239
Cash at end of period                                  $   118     $   274


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest (net of capitalized amounts)              $ 1 738     $ 2 201
    Income taxes                                       $   883     $ 2 246





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

      The Company has 150 regular employees including 111 (74%) represented by a collective bargaining unit. The existing collective bargaining agreement remains in effect until September 1, 1998. Employee relations have generally been satisfactory.

      During the second quarter of 1997, the system initiated a voluntary personnel reduction program. For additional information, see the "Personnel Reduction Program" section under Management's Discussion and Analysis of Results of Operations.

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

      The unaudited financial statements for the periods ended June 30, 1997 and 1996 reflect, in the opinion of the Company, all adjustments (consisting of only normal recurring accruals, except for those described in the "Personnel Reduction Program" section under Management's Discussion and Analysis of Results of Operations) necessary to summarize fairly the results for such periods. In addition, certain prior period amounts are reclassified from time to time to conform with the presentation used in the current period's financial statements.

      Income tax expense is recorded using the statutory rates in effect applied to book income subject to tax recorded in the interim period.

      The results for interim periods are not necessarily indicative of results for the entire year because of seasonal variations in the consump-tion of energy and the accrual of the costs associated with the Personnel Reduction Program referred to above.

      (b) Regulatory Assets and Liabilities

      The Company is regulated as to rates, accounting and other matters by various authorities including the Federal Energy Regulatory Commission

<PAGE 7>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

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

      The principal regulatory assets included in deferred charges were as follows:

                                                    June 30,     December 31,
                                                      1997          1996
                                                   (Dollars in thousands)
        Connecticut Yankee unrecovered plant
            and decommissioning costs               $30 585        $35 879
        Yankee Atomic unrecovered plant
            and decommissioning costs                 2 962          3 466
        Postretirement benefits costs
            including pensions                        2 906          2 988
        Other                                         2 121            448
                                                    $38 574        $42 781

        The regulatory liabilities, reflected in the accompanying Balance Sheets and related to deferred income taxes, were $3.2 million at June 30, 1997 and December 31, 1996.

(2) Commitments and Contingencies

        (a) Construction Program

        The Company is engaged in a continuous construction program presently estimated at $27 million for the five-year period 1997 through 2001. Of

<PAGE 8>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

    that amount, $5.9 million is estimated for 1997. As of June 30, 1997 the Company's actual construction expenditures amounted to approximately $1.9 million including an allowance for funds used during construction. The Company expects to finance these expenditures on an interim basis with internally-generated funds and short-term borrowings which are ultimately expected to be repaid with the proceeds from sales of long-term debt securities.

        The program is subject to periodic review and revision because of factors such as changes in business conditions, rates of customer growth, effects of inflation, maintenance of reliable and safe service, equipment delivery schedules, licensing delays, availability and cost of capital and environmental regulations.

        (b) Maine Yankee Nuclear Power Plant

        The Company has a 4% equity ownership interest (approximately $3 million at June 30, 1997), with a power entitlement of 31.2 MW, in a nuclear power plant located in Wiscasset, Maine. The plant, operated by Maine Yankee Atomic Power Company (Maine Yankee), experienced two outages during 1996 and has remained out of service since the second outage which began in December of 1996. On August 6, 1997, the Board of Directors of Maine Yankee voted to permanently cease power operations and begin the process of decommissioning the plant. The decision to shut down the plant was based on an economic analysis of the costs, risks and uncertainties associated with operating the plant compared to those associated with closing and decommissioning the plant. Maine Yankee is in the process of developing an updated decommissioning cost estimate and expects to file a revised decommissioning cost study with FERC in the fall of 1997 as part of a rate filing reflecting the permanent shutdown of the plant. As a result, the Company is unable to estimate its obligation to Maine Yankee at this time. Based upon regulatory precedent, Maine Yankee believes that it would continue to collect from its power purchasers (including the Company) decommissioning costs, unrecovered plant investment and other costs associated with the permanent closure of the plant over the remain-ing period of the plant's operating license that expires in 2008. The Company does not believe the ultimate outcome of the early closing of this plant would have a material adverse effect on its operations and believes that recovery of these FERC-approved costs would continue to be allowed in its rates at the retail level. Therefore, the Company will record a liability for its estimated share of decommissioning costs and a corresponding regulatory asset in the third quarter.

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

    A summary of the period to period changes in the principal items included in the condensed statements of income for the three and six months ended June 30, 1997 and 1996 and unit sales for these periods is shown below:

                                      Three Months            Six Months
                                     Ended June 30,          Ended June 30,
                                     1997 and 1996           1997 and 1996
                                              Increase (Decrease)
                                            (Dollars in thousands)

Electric Operating Revenues        $ 1 680      5.9 %      $ 5 358      9.3 %

Operating Expenses -
  Electricity purchased for
    resale, transmission and fuel    1 463      8.0          5 351     14.3
  Other operation and maintenance    2 493     41.2          2 650     22.2
  Depreciation                          33      3.0             66      3.0
  Taxes -
    Federal and state income        (1 142)  (132.9)        (1 135)   (89.3)
    Local property and other            23      2.5             32      1.6
                                     2 870     10.6          6 964     12.7

Operating Income                    (1 190)   (96.0)        (1 606)   (55.9)

Other Income                          (670)   (53.3)          (587)   (36.4)

Income Before Interest Charges      (1 860)   (74.5)        (2 193)   (48.9)

Interest Charges                        38      4.5           (188)   (10.0)

Net Income                         $(1 898)  (115.0)       $(2 005)   (76.9)


Unit Sales (MWH)
  Retail                             8 396      2.8          7 137      1.2
  Wholesale                          2 091      5.5         17 554     16.8
    Total unit sales                10 487      3.1         24 691      3.4


      The following is a summary of unit sales for the periods indicated:

                                     Unit Sales (MWH)
                         Three Months                    Six Months
Period Ended      Total   Retail   Wholesale     Total   Retail   Wholesale

June 30, 1997    350 038  309 987    40 051     747 051  625 158   121 893
June 30, 1996    339 551  301 591    37 960     722 360  618 021   104 339

<PAGE 10>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

Operating Revenues, Electricity Purchased For Resale, Transmission and Fuel

    Operating revenues for the first half of 1997 increased approximately $5.4 million or 9.3% due primarily to the increases in electricity purchased for resale ($6.3 million) and fuel ($727,000), offset, in part by a decrease in transmission ($1.7 million).

    The Company's total unit sales for the current six-month period increased 3.4% due to higher retail sales (1.2%), reflecting increases in sales to residential and commercial customers, offset in part by lower sales to industrial customers. Also affecting the increase in unit sales were higher wholesale sales to the New England Power Pool.

    During the current quarter and first six months of 1997, purchased power costs increased approximately $3 million (19.4%) and $6.3 million (19.6%) due to higher fuel costs and higher costs for replacement power reflecting the permanent shutdown of Connecticut Yankee during 1996 and the absence of power from Maine Yankee which remained out of service during the first half of 1997. Also included in purchased power is an increase in purchases from affiliate Canal Electric Company's Unit 1 and 2 reflecting the increased availability of these units.

Operating Expenses

    For the current quarter and first half of 1997, operation and maintenance increased $2,493,000 or 41.2% and $2,650,000 or 22.2%, respectively due primarily to the recognition of one-time costs ($2.5 million) related to a Personnel Reduction Program (PRP) initiated during the current quarter (as further discussed below). The significant decreases in federal and state income taxes for the current quarter and six-month period were due to a lower level of pretax income.

Other Income and Interest Charges

    The decrease in other income for the current quarter and first six months of 1997 was primarily due to the absence of a gain relating to the 1996 sale of parcels of land.

    Interest charges for the current six-month period declined by 10% due to lower long term interest reflecting the repayment of a $20 million (9.97%) long-term debt issue during the second quarter of 1996, the effect of which was partially offset by a higher average level of short-term borrowings. The increase in interest charges during the quarter reflects the higher average level of short-term borrowings.

Personnel Reduction Program

    As initially discussed in the Company's 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission, the Company announced the details of a system-wide voluntary Personnel Reduction Program (PRP) in May 1997. The goal of the PRP is to achieve a reduced, more efficient and more productive workforce in response to the significant regulatory changes facing the System's companies. This action follows the recent management consolidation of the system's electric and gas operations. The expectation is that the workforce will be reduced by 15% to 20%.

<PAGE 11>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

    The PRP is offered to substantially all regular and part-time employees of the system. Eligibility for employees covered by collective bargaining agreements is subject to negotiation. The election period is from May 13 through August 29, 1997. The system reserves the right to limit the number of participants in the program to 300; however, the system expects the final participation level to exceed this amount.

    The program provides severance based on years of service, the continuation of certain health and dental insurance for specified periods and limited reimbursement for certain educational and/or outplacement services.

    Currently, approximately 14% of the Company's employees have applied for the PRP. The Company estimates that the cost of termination benefits as described above, excluding generation-related costs that are being addressed separately as part of the industry restructuring process, will approximate $2.5 million which was recorded in the second quarter and had an after-tax income impact of $1.5 million. The payback period is expected to be less than one year.

Electric Industry Restructuring

    On December 30, 1996, the DPU issued a final order announcing its "Model Rules and Legislative Proposal" as a guide in the creation of a competitive market for electric generation in Massachusetts. Legislative proposals concerning electric industry restructuring were filed by the former Governor of the Commonwealth of Massachusetts on February 24, 1997, and by the Massachusetts Legislature's own Joint Committee on Electric Utility Restructuring (the Committee) on March 20, 1997. Each of the plans proposed by the DPU, the Governor and the Committee is intended to provide customers with the opportunity to achieve lower electric bills beginning on the target date of January 1, 1998.

    In its "Model Rules," the DPU has proposed that the minimum structural reorganization needed to create a competitive market is the functional separation of generation, transmission and distribution within one integrated company, and the establishment of a separate marketing affiliate if a company retains generation assets. Other elements of the DPU's Model Rules provide that electric customers will be able to buy their power on the open market; distribution services will remain a service that continues to be provided exclusively by the existing local distribution companies in clearly defined service territories; and customers will have three types of electric generation choices. First, customers may enter into unregulated agreements with a competitive supplier for the provision of generation. Second, customers may continue to buy power directly from their electric distribution company at a price regulated by the DPU, which is known as standard offer service. Third, customers who have received generation from a competitive supplier but who, for any reason, have stopped receiving such generation will be able to receive default generation service provided by distribution companies at spot market price.

    In some regulatory jurisdictions, changes in the electric industry could reduce the opportunity that currently exists for electric companies to recover their investment in generating plant and other costs previously approved by

<PAGE 12>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

regulators and included in current rates. These potential losses, which may result from subjecting electric company generation to the pressures of a competitive market, are typically referred to as "stranded costs." The single largest component of stranded costs, which are significant to the system, relates to above-market purchased power contracts that the Company and Commonwealth Electric have with non-utility generators. However, the DPU has concluded that it is in the public interest to provide electric companies a reasonable opportunity to collect net, non-mitigable stranded costs. The DPU has proposed that stranded costs associated with owned generation facilities, regulatory assets, and purchased power obligations be collected over the expected economic life of the generating facility, the current amortization schedule of the regulatory asset, or the contractual term of the purchased power obligation, respectively. The DPU's proposal requires that any stranded cost recovery for an electric utility be subject to mitigation efforts to reduce embedded costs over time. The Model Rules specify that mitigation should include such measures as sales of capacity and energy from owned generation, renegotiation or buy-out of purchased power contracts, and sales and voluntary writedowns of assets.

    The former Governor's restructuring proposal includes: a standard offer generation service option for residential and small business customers for a five-year period; recovery by electric utilities of net, non-mitigable stranded costs over a 12-year period; the recovery of reasonable employee transition costs for utility workers directly affected by electric industry restructuring; and, at a minimum, the functional separation of generation, transmission and distribution services. The former Governor's legislation also provides a mechanism for electric utilities to reduce their stranded costs by financing the renegotiation or buy-out of above-market purchased power contracts. The bill authorizes the Massachusetts Industrial Finance Agency to issue electric rate reduction bonds to electric utilities that receive a financing order from the DPU. The criteria for eligibility to apply for the financing order include: (1) DPU approval of a plan to provide retail access and divestiture of non-nuclear generating assets; and (2) demonstration that such contract buy-out or purchase, including the cost of financing, will substantially reduce costs to ratepayers.

    The Committee issued both a comprehensive report, which outlines options for the Legislature's consideration as debate on restructuring continues, and a set of recommendations and a legislative package that is designed to implement electric industry restructuring in Massachusetts. Elements of the Committee's legislative proposal include the functional separation of utility companies into generation, transmission and distribution companies. Transmission and distribution companies would remain regulated while generation companies would be unregulated with pricing determined by the market. The Committee's proposal establishes a retail access date of January 1, 1998 or later, as determined by the DPU, calls for a 10% rate reduction for all customers and allows for the recovery of certain net, non-mitigable stranded costs over a ten-year period. The proposal also encourages divestiture as a mitigation measure by authorizing companies to securitize stranded costs through the issuance of rate reduction bonds only where the company has divested itself of non-nuclear generation assets. On May 6, 1997, the Company and Commonwealth Electric submitted comments on the Committee's legislative proposal making specific recommendations for changes with respect to increasing the time frame for recovery of stranded costs including power contracts, the increased use of securitization and other issues. The

<PAGE 13>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

Massachusetts Legislature, which will render the final passage of any restructuring law, is now considering the legislative proposals of the DPU, the former Governor and the Committee.

    During the last several months, three Massachusetts electric utilities announced negotiated settlement agreements with the Massachusetts Attorney General's Office (Attorney General) that include divestiture of generating assets, provision for a 10% reduction in customers' bills and recovery of stranded costs through a non-bypassable access charge. One settlement agreement has been approved by the DPU. Implementation of any restructuring settlement may be affected by actions of the Massachusetts Legislature.

    The Company and Commonwealth Electric have recently engaged in formal settlement discussions with the Attorney General and have provided the Attorney General with information to further the development of a comprehensive settlement. In the unlikely event that the parties are unable to complete a settlement, the companies would file a full restructuring plan with the DPU.

    On March 31, 1997, the Company and Commonwealth Electric submitted a report to the DPU which detailed the proposed auction process for selling their electric generation assets and entitlements. The process will include a standard, sealed-bid auction for generation assets and for power contracts with the securitization of remaining obligations. The auction process would provide a market-based approach to maximizing stranded cost mitigation and minimizing the access charges that ratepayers will have to pay for stranded cost recovery. The Company anticipates that the bidding process will begin shortly after Labor Day.

    As described in Note 2(b) of the Notes to Condensed Financial Statements, the Company complies with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." In the event the Company is somehow unable to meet the criteria for following SFAS No. 71, the accounting impact would be an extraordinary, non-cash charge to operations in an amount that could be material. Criteria that could give rise to the discontinuance of SFAS No. 71 include: 1) in-creasing competition restricting the Company's ability to establish prices to recover specific costs, and 2) a significant change in the current manner in which rates are set by regulators. The Company periodically reviews these criteria to ensure that the continuing application of SFAS No. 71 is appropriate. Recently, the Securities and Exchange Commission has questioned the ability of certain utilities continuing the application of SFAS No. 71 where legislation provided for the transition to retail competition. The issue of when and how to discontinue the application of SFAS No. 71 by utilities during transition to competition has been referred to the FASB's Emerging Issues Task Force and guidance on this issue is expected in the near future. Based on the current evaluation of the various factors and conditions that are expected to impact future cost recovery, the Company believes that its regulatory assets, including those related to electric generation, are probable of future recovery.

<PAGE 14>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is an intervenor in a pending appeal at the Massachusetts Supreme Judicial Court (SJC) filed by the Massachusetts Institute of Technology involving a DPU decision approving a customer transition charge for the recovery of stranded investment costs. No schedule has been set for a decision from the SJC. This issue is discussed more fully in the Company's 1996 Annual Report on Form 10-K. At this time, management is unable to predict the outcome of this proceeding.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits

         Exhibit 27 - Financial Data Schedule.

         Filed herewith as Exhibit 1 is the Financial Data Schedule for the six months ended June 30, 1997.

         Filed herewith as Exhibit 2 is the restated Financial Data Schedule for the six months ended June 30, 1996.

   (b)   Reports on Form 8-K

         No reports on Form 8-K were filed during the three months ended June 30, 1997.

<PAGE 15>

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




Date:   August 14, 1997