Form 10-Q
period 1997-09-30
CAMBRIDGE ELECTRIC LIGHT CO
filed 1997-11-14
CIK 16573

<PAGE 1>

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549-1004

                                   Form 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1997

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

                                               Outstanding at
           Class of Common Stock               November 1, 1997
        Common Stock, $25 par value            346,600 shares

The Company meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.

<PAGE 2>

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


                       CAMBRIDGE ELECTRIC LIGHT COMPANY

                           CONDENSED BALANCE SHEETS

                   SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                    ASSETS

                            (Dollars in thousands)



                                                 September 30,   December 31,
                                                     1997            1996
                                                  (Unaudited)

PROPERTY, PLANT AND EQUIPMENT, at original cost    $162 452        $161 331
  Less - Accumulated depreciation                    63 337          61 499
                                                     99 115          99 832
  Add - Construction work in progress                   940             546
                                                    100 055         100 378

INVESTMENTS
  Equity in nuclear electric power companies         10 152           9 403
  Other                                                   5               5
                                                     10 157           9 408

CURRENT ASSETS
  Cash                                                  890             143
  Accounts receivable
    Affiliates                                          755           1 452
    Customers                                        12 079          11 285
  Unbilled revenues                                   3 359           2 751
  Prepaid taxes -
    Income                                            1 175             968
    Property                                          2 580           1 704
  Inventories and other                               2 178           2 023
                                                     23 016          20 326

DEFERRED CHARGES
  Regulatory Assets                                  73 954          42 781
  Other                                               2 047           2 258
                                                     76 001          45 039

                                                   $209 229        $175 151

<PAGE 3>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

                           CONDENSED BALANCE SHEETS

                   SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                        CAPITALIZATION AND LIABILITIES

                            (Dollars in thousands)


                                                  September 30,  December 31,
                                                      1997           1996
                                                  (Unaudited)
CAPITALIZATION
  Common Equity -
    Common stock, $25 par value -
      Authorized and outstanding -
        346,600 shares, wholly-owned by
        Commonwealth Energy System (Parent)        $  8 665        $  8 665
    Amounts paid in excess of par value              27 953          27 953
    Retained earnings                                11 226           9 233
                                                     47 844          45 851
  Long-term debt, including premiums, less
    maturing debt and current sinking fund
    requirements                                     17 402          17 503
                                                     65 246          63 354
CURRENT LIABILITIES
  Interim Financing -
    Notes payable to banks                           19 375          18 725
    Advances from affiliates                          7 895           5 065
    Maturing long-term debt                             -             4 260
                                                     27 270          28 050

  Other Current Liabilities -
    Current sinking fund requirements                   100             100
    Accounts payable
      Affiliates                                      5 168           4 429
      Other                                           5 679           8 216
    Accrued local property and other taxes            3 455           1 705
    Accrued interest                                    196             475
    Other                                             5 608           3 738
                                                     20 206          18 663
                                                     47 476          46 713
DEFERRED CREDITS
  Accumulated deferred income taxes                  14 846          14 355
  Yankee Atomic purchased power contract              2 694           3 466
  Connecticut Yankee purchased power contract        30 021          35 879
  Maine Yankee purchased power contract              37 596             -
  Unamortized investment tax credits and other       11 350          11 384
                                                     96 507          65 084
COMMITMENTS AND CONTINGENCIES

                                                   $209 229        $175 151

                            See accompanying notes.

<PAGE 4>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

             CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                            (Dollars in thousands)
                                  (Unaudited)



                                    Three Months Ended     Nine Months Ended
                                      1997      1996        1997      1996

ELECTRIC OPERATING REVENUES          $35 721   $33 229     $98 834   $90 984

OPERATING EXPENSES
  Electricity purchased for resale,
    transmission and fuel             23 388    21 750      66 250    59 261
  Other operation and maintenance      6 547     5 214      21 158    17 175
  Depreciation                         1 119     1 086       3 357     3 258
  Taxes -
    Income                             1 181     1 370       1 317     2 641
    Local property                       776       785       2 310     2 286
    Payroll and other                    242       178         706       643
                                      33 253    30 383      95 098    85 264

OPERATING INCOME                       2 468     2 846       3 736     5 720

OTHER INCOME                             335       420       1 360     2 032

INCOME BEFORE INTEREST CHARGES         2 803     3 266       5 096     7 752

INTEREST CHARGES
  Long-term debt                         362       431       1 199     1 809
  Other interest charges                 474       412       1 338       950
  Allowance for borrowed funds
    used during construction             (13)      (12)        (23)      (49)
                                         823       831       2 514     2 710

NET INCOME                             1 980     2 435       2 582     5 042

RETAINED EARNINGS -
  Beginning of period                  9 246     8 522       9 233     7 561
  Dividends on common stock              -         -          (589)   (1 646)

RETAINED EARNINGS -
  End of period                      $11 226   $ 8 522     $11 226   $10 957






                            See accompanying notes.

<PAGE 5>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

                      CONDENSED STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                            (Dollars in thousands)
                                  (Unaudited)



                                                        1997         1996

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                           $ 2 582     $ 5 042
  Effects of noncash items -
    Depreciation and amortization                        3 357       3 258
    Deferred income taxes and investment tax
      credits, net                                        (446)         92
    Earnings from corporate joint ventures                (884)       (908)
  Dividends from corporate joint ventures                  135         617
  Change in working capital, exclusive of cash and
    interim financing                                     (400)        468
  All other operating items                                988      (2 392)
Net cash provided by operating activities                5 332       6 177

CASH FLOWS FOR INVESTING ACTIVITIES
  Additions to property, plant and equipment
    (exclusive of AFUDC)                                (3 092)     (2 850)
  Allowance for borrowed funds used during
    construction                                           (23)        (49)
Net cash used for investing activities                  (3 115)     (2 899)

CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of dividends                                    (589)     (1 646)
  Proceeds from short-term borrowings                      650      15 775
  Advances from affiliates                               2 830       3 185
  Long-term debt issues refunded                        (4 260)    (20 000)
  Sinking funds payments                                  (101)       (102)
Net cash used for financing activities                  (1 470)     (2 788)

Net increase (decrease) in cash                            747         490
Cash at beginning of period                                143         239
Cash at end of period                                  $   890     $   729


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest (net of capitalized amounts)              $ 2 770     $ 3 216
    Income taxes                                       $ 1 122     $ 3 049





                            See accompanying notes.

<PAGE 6>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

(1)   General Information

      Cambridge Electric Light Company (the Company) is a wholly-owned subsid-iary of Commonwealth Energy System. The parent company is referred to in this report as the "System" and together with its subsidiaries is collec-tively referred to as "the system." The System is an exempt public utility holding company under the provisions of the Public Utility Holding Company Act of 1935 and, in addition to its investment in the Company, has interests in other utility and several nonregulated companies.

      The Company has 142 regular employees including 106 (75%) represented by a collective bargaining unit. The existing collective bargaining agreement remains in effect until September 1, 1998. Employee relations have generally been satisfactory.

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

      The unaudited financial statements for the periods ended September 30, 1997 and 1996 reflect, in the opinion of the Company, all adjustments (consisting of only normal recurring accruals, except for those described in the "Personnel Reduction Program" section under Management's Discussion and Analysis of Results of Operations) necessary to summarize fairly the results for such periods. In addition, certain prior period amounts are reclassified from time to time to conform with the presentation used in the current period's financial statements.

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

      The Company is regulated as to rates, accounting and other matters by various authorities including the Federal Energy Regulatory Commission

<PAGE 7>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

  (FERC) and the Massachusetts Department of Public Utilities (DPU).

      Based on the current regulatory framework, the Company accounts for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." The Company has established various regulatory assets in cases where the DPU and/or the FERC have permitted or are expected to permit recovery of specific costs over time. Similarly, regulatory liabilities established by the Company are required to be refunded to customers over time. Effective January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. SFAS No. 121 did not have an impact on the Company's financial position upon adoption. This result may change as modifications are made to the current regulatory framework due to ongoing electric industry restructuring efforts in Massachusetts. If all or a separable portion of the Company's operations becomes no longer subject to the provisions of SFAS No. 71, a write-off of related regulatory assets and liabilities would be required, unless some form of transition cost recovery continues through rates established and collected for the Company's remaining regulated operations. In addition, the Company would be required to determine any impairment to the carrying costs of deregulated plant and inventory assets. However, pending Massachusetts legislation provides for recovery of stranded costs, subject to review. For additional information relating to industry restructuring, see the "Electric Industry Restructuring" section under Management's Discussion and Analysis of Results of Operations.

      The principal regulatory assets included in deferred charges were as follows:

                                                  September 30,  December 31,
                                                      1997          1996
                                                   (Dollars in thousands)
        Maine Yankee unrecovered plant
            and decommissioning costs               $37 596        $   -
        Connecticut Yankee unrecovered plant
            and decommissioning costs                30 021         35 879
        Yankee Atomic unrecovered plant
            and decommissioning costs                 2 694          3 466
        Postretirement benefits costs
            including pensions                        3 027          2 988
        Other                                           616            448
                                                    $73 954        $42 781

        The regulatory liabilities, reflected in the accompanying Balance Sheets and related to deferred income taxes, were $3.2 million at September 30, 1997 and December 31, 1996.

<PAGE 8>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

(2) Commitments and Contingencies

        (a) Construction Program

        The Company is engaged in a continuous construction program presently estimated at $27 million for the five-year period 1997 through 2001. Of that amount, $5.9 million is estimated for 1997. As of September 30, 1997 the Company's actual construction expenditures amounted to approximately $3.1 million including an allowance for funds used during construction. The Company expects to finance these expenditures on an interim basis with internally-generated funds and short-term borrowings which are ultimately expected to be repaid with the proceeds from sales of long-term debt securities.

        The program is subject to periodic review and revision because of factors such as changes in business conditions, rates of customer growth, effects of inflation, maintenance of reliable and safe service, equipment delivery schedules, licensing delays, availability and cost of capital and environmental regulations.

        (b) Maine Yankee Nuclear Power Plant

        The Company has a 4% equity ownership interest (approximately $3 million at September 30, 1997), with a power entitlement of 31.2 MW, in a nuclear power plant located in Wiscasset, Maine. The plant, operated by Maine Yankee Atomic Power Company (Maine Yankee), has been out of service since an outage that began in December of 1996. On August 6, 1997, the Board of Directors of Maine Yankee voted to permanently cease power operations and begin the process of decommissioning the plant. The decision to shut down the plant was based on an economic analysis of the costs, risks and uncertainties associated with operating the plant compared to those associated with closing and decommissioning the plant. Based upon regulatory precedent, Maine Yankee believes that it will be permitted to continue to collect from its power purchasers (including the Company) decommissioning costs, unrecovered plant investment and other costs associated with the permanent closure of the plant over the remain-ing period of the plant's operating license that expires in 2008. The Company does not believe the ultimate outcome of the early closing of this plant will have a material adverse effect on its operations and believes that recovery of these FERC-approved costs would continue to be allowed in its rates at the retail level. Therefore, the Company recorded a liability for its estimated share of decommissioning costs and a corresponding regulatory asset in the third quarter.

<PAGE 9>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

Item 2. Management's Discussion and Analysis of Results of Operations

    The following is a discussion of major factors which have affected operating revenues, expenses and net income during the periods included in the accompanying condensed statements of income. This discussion should be read in conjunction with the Notes to Condensed Financial Statements appearing elsewhere in this report.

    A summary of the period to period changes in the principal items included in the condensed statements of income for the three and nine months ended September 30, 1997 and 1996 and unit sales for these periods is shown below:

                                   Three Months Ended      Nine Months Ended
                                     September 30,           September 30,
                                     1997 and 1996           1997 and 1996
                                              Increase (Decrease)
                                            (Dollars in thousands)

Electric Operating Revenues        $ 2 492      7.5 %      $ 7 850      8.6 %

Operating Expenses -
  Electricity purchased for
    resale, transmission and fuel    1 638      7.5          6 989     11.8
  Other operation and maintenance    1 333     25.6          3 983     23.2
  Depreciation                          33      3.0             99      3.0
  Taxes -
    Federal and state income          (189)   (13.8)        (1 324)   (50.1)
    Local property and other            55      5.7             87      3.0
                                     2 870      9.5          9 834     11.5

Operating Income                      (378)   (13.3)        (1 984)   (34.7)

Other Income                           (85)   (20.2)          (672)   (33.1)

Income Before Interest Charges        (463)   (14.2)        (2 656)   (34.3)

Interest Charges                        (8)    (1.0)          (196)    (7.2)

Net Income                         $  (455)   (18.7)       $(2 460)   (48.8)

Unit Sales (MWH)
  Retail                            12 295      3.7         19 432      2.0
  Wholesale                         (2 598)    (4.1)        14 956      8.9
    Total unit sales                 9 697      2.4         34 388      3.1

      The following is a summary of unit sales for the periods indicated:

                                     Unit Sales (MWH)
                         Three Months                   Nine Months
Period Ended      Total   Retail   Wholesale     Total   Retail   Wholesale

September 30,
     1997         409 792  348 987   60 805   1 156 843   974 145  182 698
September 30,
     1996         400 095  336 692   63 403   1 122 455   954 713  167 742

<PAGE 10>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

Operating Revenues, Electricity Purchased For Resale, Transmission and Fuel

    For the nine months ended September 30, 1997 operating revenue increased approximately $7.9 million or 8.6% due primarily to increases in electricity purchased for resale ($7.5 million) and fuel costs ($1 million), offset in part by a decrease in transmission ($1.5 million). During the third quarter of 1997, operating revenue increased approximately $2.5 million or 7.5% due primarily to increases in electricity purchased for resale ($1.2 million), fuel costs ($218,000) and transmission ($227,000). Also contributing to the increase in both periods were higher unit sales.

    Total unit sales for the current nine-month period increased 3.1% due to higher retail sales (2%), reflecting increases in sales to residential and commercial customers, offset in part by lower sales to industrial customers. Also affecting the increase in unit sales were higher wholesale sales to the New England Power Pool.

    During the current quarter and first nine months of 1997, purchased power costs increased approximately $1.2 million (6.3%) and $7.5 million (14.6%) due to higher fuel costs and higher costs for replacement power reflecting the permanent shutdown of Connecticut Yankee during 1996 and the absence of power from Maine Yankee which had been out of service since December of 1996 and will be permanently shut down. Also included in purchased power is an increase in purchases from affiliate Canal Electric Company's Unit 1 and 2 reflecting the increased availability of these units.

Operating Expenses

    For the current quarter and nine-month period, operation and maintenance increased $1,333,000 or 25.6% and $3,983,000 or 23.2%, respectively. The increase in the nine-month period was primarily due to a one-time charge ($2.5 million) related to a Personnel Reduction Program initiated during the second quarter (as further discussed below). Also affecting the increase in the current three and nine-month periods were higher insurance and benefit costs of $602,000 and $389,000, respectively and higher costs related to automated meter reading equipment of approximately $100,000 and $300,000, respectively. The significant decreases in federal and state income taxes for the nine-month period was due to a lower level of pretax income.

Other Income and Interest Charges

    The decrease in other income for the nine-month period was primarily due to the absence of a gain relating to the 1996 sale of parcels of land ($664,000).

    Interest charges for the current nine-month period declined by 7.2% due to lower long-term interest costs reflecting the repayment of a $20 million (9.97%) long-term debt issue during the second quarter of 1996, the effect of which was partially offset by a higher average level of short-term borrowings. During the quarter, interest charges were virtually unchanged reflecting the aforementioned retirement of long-term debt offset by the higher average level of short-term borrowings.

<PAGE 11>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

Personnel Reduction Program

    As initially discussed in the Company's 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission, the Company announced the details of a system-wide voluntary Personnel Reduction Program (PRP) in May 1997. The goal of the PRP is to achieve a reduced, more efficient and more productive workforce in response to the significant regulatory changes facing the System. This action followed the consolidation of the system's electric and gas operations. The expectation is that the system's workforce will be reduced by 15% to 20%.

    The PRP was offered to substantially all regular and part-time employees of the system. Eligibility for employees covered by collective bargaining agreements was subject to negotiation. The system reserves the right to limit the number of participants to 300; however, the system expects the final participation level to exceed this count.

    The program provides severance based on years of service, the continuation of certain health and dental insurance for specified periods and limited reimbursement for certain educational and/or outplacement services.

    To date, approximately 8% of the Company's employees have voluntarily terminated employment with the Company as a result of the PRP. The Company estimates that the cost of termination benefits as described above, including a portion of costs for certain affiliates but excluding generation-related costs that are being addressed separately as part of the industry restructur-ing process, will approximate $2.5 million which was recorded in the second quarter and had an after-tax income impact of $1.5 million. The payback period is expected to be less than one year.

Electric Industry Restructuring

    On December 30, 1996 the DPU issued a final order announcing its "Model Rules and Legislative Proposal" as a guide in the creation of a competitive market for electric generation in Massachusetts. Legislative proposals concerning electric industry restructuring were filed by the Governor of the Commonwealth of Massachusetts on February 24, 1997, and by the Massachusetts Legislature's Joint Committee on Electric Utility Restructuring on March 20, 1997 that ultimately evolved into the proposal issued on August 4, 1997 by the Senate Chairman of the Joint Committee on Government Regulations. Additionally, during the past year, three Massachusetts electric utilities announced negotiated restructuring settlements with the Massachusetts Attorney General. Generally, these original proposals and settlement agreements included, among other things, provisions for a 10% reduction in customer charges, divestiture of non-nuclear generating assets, recovery of stranded costs through a non-bypassable access charge and an implementation date of January 1, 1998.

    Subsequently, on October 3, 1997, the House Chairman of the Joint Committee on Government Regulations issued another proposal that included, among other things, a provision calling for a 15% reduction in rates for customers taking standard offer service from the utility over a seven-year period, the establishment of an auditing board within the DPU that would review the stranded costs that would be included in each company's non-bypassable access charge, unbundled rates as of January 1, 1998 and implementation of customer choice of energy supplier by March 1, 1998.

<PAGE 12>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

    On October 29, 1997, a joint proposal was filed by the chairpersons of the Joint Committee on Government Regulations which essentially reflected the provisions previously proposed. This proposal was then forwarded to the Ways and Means Committee of the House of Representatives for further review and amendment. The House Ways and Means Committee then sent the amended legislative proposal to the House of Representatives (the House). On November 10, 1997, after a considerable number of additional amendments were made by members of the House, the legislation was passed in the House by a vote of 157 to 3. Provisions of this legislation include, among other things, a 10% discount on standard offer service and retail choice of energy supplier effective March 1, 1998, with a subsequent increase in the discount on standard offer service to 15% upon completion of divestiture of non-nuclear generating assets and securitization of net non-mitigable stranded costs (which, for the Company, are primarily the result of above-market purchased power contracts with non-utility generators); and, recovery of stranded costs subject to review and an audit process. A Senate version of electric industry restructuring legislation is expected shortly.

    The proposed legislation is lengthy, complex and subject to change before it is finalized. The Company cannot yet determine the final impact on its operations and financial condition. The final legislation must also be approved by the Massachusetts House and Senate and signed by the Governor of Massachusetts. While the Company is encouraged by the legislation's treatment of stranded cost recovery, the mandated customer discount could have a significant impact on future cash flows. The system is preparing a proposed restructuring plan in anticipation of final legislation being enacted.

    Auction Process

    On March 31, 1997, the system submitted a report to the DPU which detailed the proposed auction process for selling its electric generation assets and entitlements. The process includes a standard, sealed-bid auction for generation assets and purchased power contracts. The auction process would provide a market-based approach to maximizing stranded cost mitigation and minimizing the access charges that ratepayers will have to pay for stranded cost recovery. A request for bids from interested parties was issued during August and in October an Offering Memorandum was issued. The system expects that the final bidders will be chosen by year-end and that the entire process, including regulatory approvals, will be completed no later than the end of 1998.

    Provisions of Statement of Financial Accounting Standards No. 71

    As described in Note 2(b) of the Notes to Condensed Financial Statements, the Company complies with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." In the event the Company is somehow unable to meet the criteria for following SFAS No. 71, the accounting impact would be an extraordinary, non-cash charge to operations in an amount that could be material. Criteria that could give rise to the discontinuance of SFAS No. 71 include: 1) increasing competition restricting the system's ability to establish prices to recover specific costs, and 2) a significant change in the current manner in which rates are set by regulators. The Company monitors these criteria to ensure that the continuing application of SFAS No. 71 is appropriate. Recently, the Securities and Exchange Commission has questioned the ability of certain utilities continuing the application of SFAS No. 71 where legislation provided for the transition to retail competition. The issue of when and how to discontinue the application of SFAS No. 71 by utilities during transition

<PAGE 13>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

to competition was referred to the Financial Accounting Standards Board's Emerging Issues Task Force and guidance was issued in July 1997. Based on the current evaluation of the various factors and conditions that are expected to impact future cost recovery, the Company believes that its utility operations remain subject to SFAS No. 71 and its regulatory assets, including those related to electric generation, remain probable of future recovery.

<PAGE 14>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is an intervenor in a pending appeal at the Massachusetts Supreme Judicial Court (SJC) filed by the Massachusetts Institute of Technology (MIT)involving a DPU decision approving a customer transition charge (CTC) for the recovery of stranded investment costs. On September 18, 1997, the SJC announced its decision remanding the matter to the DPU for further consideration. The SJC stated that, although recovery of prudent and verifiable stranded costs by utility companies is in the public interest and consistent with the Public Utility Regulatory Policies Act, the insufficiencies of the DPU's subsidiary findings precluded the SJC from undertaking a meaningful review of the DPU's calculations that formed the basis of the customer transition charge. Among the issues that the SJC directed the DPU to consider further are: the methodology for calculation of stranded costs, why 75% of stranded costs were allocated to MIT rather than 100%, the prudence of the stranded costs incurred by the Company, and whether the Company took the necessary mitigation efforts to reduce stranded costs. With the SJC's remand of the order to the DPU, the parties have been discussing a standstill agreement. The standstill agreement would not resolve questions about the ultimate level of CTC payments or what the final determination will be with respect to the CTC upon remand to the DPU. The standstill agreement, if finalized and approved by the SJC, would govern the obligations of MIT to pay the CTC, subject to reconciliation, during the term of the DPU's remand proceeding. This issue is discussed more fully in the Company's 1996 Annual Report on Form 10-K. At this time, management is unable to predict the outcome of this proceeding.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits

         Exhibit 27 - Financial Data Schedule.

         Filed herewith as Exhibit 1 is the Financial Data Schedule for the nine months ended September 30, 1997.

         Filed herewith as Exhibit 2 is the restated Financial Data Schedule for the nine months ended September 30, 1996.

   (b)   Reports on Form 8-K

         No reports on Form 8-K were filed during the three months ended September 30, 1997.

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




Date:   November 14, 1997