Form 10-K
period 1997-12-31
CAMBRIDGE ELECTRIC LIGHT CO
filed 1998-03-31
CIK 16573

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

       For the fiscal year ended December 31, 1997

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

                                               Outstanding at
           Class of Common Stock               March 16, 1998
        Common Stock, $25 par value            346,600 shares

The Company meets the conditions set forth in General Instruction I(1)(a) and
(b) of Form 10-K as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.

Documents Incorporated by Reference           Part in Form 10-K
                None                           Not Applicable

              List of Exhibits begins on page 40 of this report.

<PAGE 2>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY
                       FORM 10-K      DECEMBER 31, 1997
                               TABLE OF CONTENTS

                                    PART I
                                                                  PAGE

Item  1. Business..............................................    3

            General............................................    3
            Electric Power Supply..............................    3
            ISO - New England..................................    5
            Energy Mix.........................................    5
            Rates, Regulation and Legislation..................    5
               (a) Wholesale Rate Proceedings..................    6
               (b) Restructuring Legislation...................    6
               (c) Cost Recovery...............................    7
                     Rate Schedule.............................    7
                     Unbundled Rates...........................    7
                     Purchased Power...........................    7
                     Conservation and Load Management Programs.    8
                     Customer Transition Charge................    8
            Competition........................................    9
            Construction and Financing.........................    9
            Employees..........................................   10

Item  2. Properties............................................   10

Item  3. Legal Proceedings.....................................   10

                                    PART II

Item  5. Market for the Registrant's Common Stock and Related
         Stockholder Matters...................................   11

Item  7. Management's Discussion and Analysis of Results of
         Operations............................................   12

Item  8. Financial Statements and Supplementary Data...........   18

Item  9. Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure...................   18

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports
         on Form 8-K...........................................   40


Signatures.....................................................   53

<PAGE 3>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

                                    PART I.

Item 1. Business

    General

    Cambridge Electric Light Company (the Company) is engaged in the genera-tion, transmission and distribution and sale of electricity at retail to approximately 44,900 customers in the city of Cambridge, Massachusetts. The service territory encompasses a seven square mile area with a population of approximately 96,000. In addition, the Company sells power for resale to the Independent System Operator (ISO) - New England (formerly the New England Power Pool that operates a centralized facility to ensure reliability of service and dispatch of economically available generating units throughout New England), the Town of Belmont, Massachusetts (Belmont), and sells steam from its electric generating stations at wholesale to an affiliated company for distribution to customers for space heating and other purposes. In early 1997, the Company received approval to participate as a broker in the purchase and sale of electricity.

    The Company, which was organized on January 28, 1886 pursuant to a special act of the legislature of the Commonwealth of Massachusetts, operates under the jurisdiction of the Massachusetts Department of Telecommunications and Energy (DTE), formerly the Massachusetts Department of Public Utilities, which regulates retail rates, accounting, issuance of securities and other matters. In addition, the Company files its wholesale rates with the Federal Energy Regulatory Commission (FERC). The Company is a wholly-owned subsidiary of Commonwealth Energy System (System), which, together with its subsidiaries, is collectively referred to as "the system."

    By virtue of its charter, which is unlimited in time, the Company purchas-es, distributes and sells electricity without direct competition in kind from any privately or municipally-owned utility. Alternate sources of energy are available to customers within the service territory, but competition from these sources has not been significant. However, on November 25, 1997, the Governor of Massachusetts signed into law the Electric Industry Restructuring Act that subjects the generation element of traditional electric utility operations to competition, effective March 1, 1998. For further details, refer to the "Industry Restructuring" section of Management's Discussion and Analysis of Results of Operations in Item 7 of this report. In early 1995, the Massachusetts Institute of Technology, one of the Company's largest customers, completed and placed into service a natural gas cogeneration facility which will meet approximately 94% of its power needs. For further information on this facility refer to the "Customer Transition Charge" section discussion which follows.

    Of the Company's 1997 retail electric unit sales (83% of total sales), 13% was sold to residential customers, 82% to commercial customers, 5% to indus-trial and 1% to streetlighting and similar types of customers.

    Electric Power Supply

    The Company owns generating facilities with a total capacity of 112.5 MW, of which 49.5 MW is used for peaking purposes. The Company relies primarily on purchased power to meet its energy requirements.

<PAGE 4>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

    The Company's non-nuclear generating assets together with capacity entitlements associated with power contracts that are further discussed later in this section are part of an ongoing auction process initiated during 1997 in response to electric industry restructuring legislation enacted in Massa-chusetts in November 1997. The auction process is expected to be completed in 1998. For further information, refer to the "Industry Restructuring" section of Management's Discussion and Analysis of Results of Operations in Item 7 of this report.

    Power purchases for the Company and Commonwealth Electric Company (Common-wealth Electric), the other wholly-owned electric distribution subsidiary of the System, are arranged in accordance with their requirements. These arrangements include purchases from Canal Electric Company (Canal Electric), another wholly-owned subsidiary of the System. Canal Electric is a wholesale electric generating company located in Sandwich, Massachusetts and is an important source of purchased power for the Company. These generating facilities are also part of the aforementioned auction. Under long-term con-tracts, system entitlements include one-quarter (141.5 MW) of the capacity and energy of Canal Electric Unit 1 and one-half (275.7 MW) of the capacity and energy of Canal Unit 2. The Company's entitlements in these units are 28.2 MW and 55.0 MW, respectively. The Company also has an equity ownership interest of 2 1/2% in an operating nuclear unit located in New England with a power entitlement of 11.3 MW.

    Pursuant to a Capacity Acquisition and Disposition Agreement (CADA), Canal Electric seeks to secure bulk electric power on a single system basis to provide cost savings for the customers of the Company and Commonwealth Electric. The CADA has been accepted for filing as an amendment to Canal's FERC rate schedule and allows Canal to act on behalf of the Company and Commonwealth Electric in the procurement of additional capacity for one or both companies. The CADA is in effect for Seabrook 1 and Phases I and II of Hydro-Quebec. Exchange agreements are in place with these utilities whereby, in certain circumstances, it is possible to exchange capacity so that the mix of power improves the pricing for dispatch for both the seller and the purchaser. Power contracts are in place whereby Canal bills or credits the Company and Commonwealth Electric for the costs or revenues associated with these facilities. The Company and Commonwealth Electric, in turn, have billed or are billing these charges (net of revenues from sales) to their customers through rates subject to DTE approval.

    Information relevant to life-of-the-unit contracts with nuclear units that are no longer operating in which the Company has an equity ownership is as follows:
                                          Connecticut    Maine     Yankee
                                             Yankee      Yankee    Atomic
                                               (Dollars in thousands)

Equity Ownership (%)                           4.50       4.00       2.00
Equity Ownership Balance                     $5,007     $3,121       $405
Year of Shutdown                               1996       1997       1992

For further information on Maine Yankee, Connecticut Yankee and Yankee Atomic, refer to Notes 3(b) and 3(e) in the Company's Notes to Financial Statements filed under Item 8 of this report.

<PAGE 5>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

    In addition, the Company has entitlements of 19.7 MW and 8.1 MW through Canal's equity ownership in Hydro-Quebec Phase II and joint-ownership in the Seabrook nuclear unit, respectively.

    ISO - New England

    The Company, together with other electric utility companies in the New England area, is a member of ISO - New England, which was formed in 1971 to provide for the joint planning and operation of electric systems throughout New England.

    ISO - New England operates a centralized dispatching facility to ensure reliability of service and to dispatch the most economically available generating units of member companies to fulfill the region's energy require-ments. This concept is accomplished through the use of computers to monitor and forecast load requirements.

    The Company and the System's other electric subsidiaries are also members of the Northeast Power Coordinating Council (NPCC), an advisory organization, which includes the major power systems in New England and New York plus the provinces of Ontario and New Brunswick in Canada. The NPCC establishes criteria and standards for reliability and serves as a vehicle for coordina-tion in the planning and operation of these systems.

    The reserve requirements used by ISO - New England participants in planning future additions are determined by ISO - New England to meet the reliability criteria recommended by the NPCC. The system estimates that, during the next ten years, reserve requirements so determined will be approxi-mately 20% of peak load.

    Energy Mix

    The Company's energy mix, including purchased power, was as follows:

                                     1997       1996      1995

        Oil                           55%        21%       23%
        Nuclear                       11         39        36
        Natural gas                   30         33        40
        Hydro                          4          7         1
          Total                      100%       100%      100%

    The Company' energy mix in 1997 reflects the greater availability of the oil-fired Canal Units 1 and 2 as compared to 1996 and 1995 when significant scheduled and unscheduled maintenance resulted in reduced output. The significantly reduced nuclear fuel component in 1997 reflects the permanent shutdown of the Maine and Connecticut Yankee plants. The increase in hydro during 1996 represents an increase in power from Hydro-Quebec.

Rates, Regulation and Legislation

    The Company operates under the jurisdiction of the DTE, which regulates retail rates, accounting, issuance of securities and other matters. In addition, the Company files its wholesale rates with the FERC.

<PAGE 6>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

    (a) Restructuring Legislation

    As more fully discussed in the "Industry Restructuring" section of Management's Discussion and Analysis of Results of Operations in Item 7 of this report, the Company began to implement the provisions of the Electric Industry Restructuring Act on March 1, 1998 as signed into law on November 25, 1997 following the Company's filing of its proposed restructuring plan with the DTE on November 19, 1997. A modified plan was approved by the DTE on February 27, 1998 prior to implementation on March 1, 1998.

    (b) Wholesale Rate Proceedings

    The Company currently provides power supply and transmission services to its FERC-jurisdictional wholesale customer, the Municipal Light Department of the Town of Belmont, Massachusetts (Belmont). Belmont has been a "partial requirements" customer since 1986 receiving fully bundled service for most of its capacity and energy requirements from the Company, while the remainder of their power supply requirements is provided by the New York Power Authority
(NYPA). The NYPA power supply is wheeled by the Company over its borders in accordance with the provisions set forth in its Firm Transmission Tariff. Since April 1993, Belmont has taken power supply service pursuant to a FERC approved Net Requirements Power Supply Agreement.

    In 1993, the Company and Belmont began negotiations for a new transmission service agreement. The nogotiations were not successful. On June 29, 1994, the Company filed for FERC approval of a new transmission service agreement with Belmont. The FERC accepted the rates effective January 25, 1995, subject to refund. At the same time, an investigation was opened by the FERC to determine the reasonableness of both the existing transmission tariff rates to Belmont and the proposed transmission service agreement with Belmont. Both Belmont and FERC staff intervened in the investigation. The Company filed its case with the FERC on October 25, 1994 and evidentiary hearings were held in March 1995.

    An Initial Decision (ID) of the Presiding Administrative Law Judge was issued on September 14, 1995. In the ID, the Administrative Law Judge found that the Company's existing transmission tariff rates were just and reason-able. The Administrative Law Judge identified a number of revisions to the filed transmission service agreement which effectively reduced the rates to Belmont. In October 1995, the parties filed briefs on exceptions to the Administrative Law Judge's ID. The Company awaits final FERC action on this investigation.

    On March 29, 1995, the FERC issued two notices of proposed rulemaking concerning open access transmission and stranded costs. The FERC's notices proposed to remove impediments to competition in the wholesale bulk power marketplace and to bring more efficient, lower-cost power to electric consum-ers. On March 29, 1996, the Company filed Transmission Tariffs that imple-mented the FERC's requirements for non-discriminatory open access transmission for both point-to-point and network service. The tariffs were accepted on May 17, 1996 to be effective on May 28, 1996, but the rates are subject to an investigation initiated by the FERC itself. A settlement with the FERC regarding this investigation was filed on February 6, 1997.

<PAGE 7>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

    On April 24, 1996, the FERC issued Order No. 888, a set of three interre-lated rules resolving the above rulemakings. The FERC required all public utilities that own, control or operate transmission facilities in interstate commerce to have on file wholesale open access transmission tariffs that conform to the FERC pro-forma tariff contained in Order No. 888. On July 9, 1996, the Company and Commonwealth Electric filed tariffs that conform to the FERC's pro-forma tariffs. On November 13, 1996, the FERC accepted the non-rate terms and conditions of these tariffs effective July 9, 1996, subject to a revision of one section dealing with the scheduling of services. On March 4, 1997, the FERC issued Order No. 888-A which required revisions to the tariffs filed in compliance with Order No. 888. The Company and Commonwealth Electric both filed their revised tariffs on July 14, 1997. On November 25, 1997, the FERC issued Order No. 888-B requiring minor changes that did not require an additional filing.

    On December 31, 1996, the Company and Commonwealth Electric filed market-based power sales tariffs with the FERC with the intent to make wholesale power sales at fully negotiated rates. FERC approved the tariffs on February 27, 1997. In addition, the Companies requested and received authorization to participate as brokers in the sale and purchase of electricity.

    (c) Cost Recovery

    Rate Schedule Prior to March 1, 1998, the Company had Fuel Charge rate schedules that generally allowed for current recovery, from retail customers, of fuel used in electric production, purchased power and transmission costs. These schedules required a quarterly computation and DTE approval of a Fuel Charge decimal based upon forecasts of fuel, purchased power, transmission costs and billed unit sales for each period. To the extent that collections under the rate schedules did not match actual costs for that period, an appropriate adjustment was reflected in the calculation of the next subsequent calendar quarter decimal. The FC was eliminated on March 1, 1998.

    Unbundled Rates The Company has restructured its operations to provide customers with unbundled rates that include a ten percent rate reduction as of March 1, 1998 and the opportunity to purchase generation supply on the competitive market pursuant to the electric industry restructuring enacted in November 1997. Delivery rates are composed of distribution charges, transition charges (to collect transition costs) and transmission charges. Electricity supply services include optional standard offer service and default service. Distribution charges consist of customer demand and energy charges as appropriate to recover distribution costs, including costs formerly recovered under its CC, and is based on the separation of distribution and transmission facilities. Transmission charges are itemized separately and are subject to the Company's Transmission Cost Adjustment. Transition charges are designed to recover on a reconciling basis all of the Company's stranded costs.

    Purchased Power The Company has long-term contracts for the purchase of electricity from various sources. Generally, these contracts are for fixed periods and required that the Company pay a demand charge for its capacity entitlement and an energy charge to cover the cost of fuel. The Company collected a portion of the capacity-related purchased power costs associated

<PAGE 8>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

with certain long-term power and transmission agreements through base rates as approved by the DTE.

    Prior to March 1, 1998, revenues collected through base rates were generally designed to reimburse the Company for all costs of operation other than fuel, the energy portion of purchased power, transmission and C&LM costs while providing a fair return on capital invested in the business. However, as a result of a DTE-mandated recovery mechanism for these costs described above, the Company experienced a revenue excess or shortfall when unit sales and/or the costs recoverable in base rates varied from test-period levels. The issue, which had a significant impact on the Company's net income, was addressed in a settlement agreement approved by the DTE in May 1995 that permitted deferral of up to $2 million annually for these capacity-related purchased power costs. There were no deferrals prior to March 1, 1998.

    Conservation and Load Management Programs The Company has implemented a variety of cost-effective C&LM programs that are designed to reduce future energy use by its customers. In 1993, the DTE began allowing the recovery by the Company of its "lost base revenues" from customers as a rate component employed by the DTE to encourage effective implementation of C&LM programs. These and other C&LM costs were recovered through a Conservation Charge decimal. The KWH savings that were realized as a result of the successful implementation of C&LM programs served as the basis for determining lost base revenues. Pursuant to the Restructuring Act, the Company has agreed to mandatory charges per KWH to fund energy efficiency and demand-side management activities.

    Customer Transition Charge In September 1995, the DTE issued a ruling largely approving four rate tariffs, including a Customer Transition Charge
(CTC), that were filed by the Company on March 15, 1995. The CTC was intended to protect remaining customers from paying certain stranded costs that were incurred in the event that the Company's largest customers discontinued full service, yet still remain connected for back-up and other services. These costs included long-term power contracts entered into to meet projected energy requirements, investments in substations, underground and overhead lines and current and future decommissioning costs associated with nuclear plants. This ruling is believed to be the first retail stranded cost charge approved nationally and follows the DTE restructuring order which endorsed, in princi-ple, the recovery of stranded costs.

    Through the CTC, the Company recovered 75% of net stranded costs as calculated in its proposal. The Company's other rates include a Supplemental Service Rate, a Standby Service Rate and a Maintenance Service Rate each of which were approved with only minor changes. By its terms, the CTC will terminate as of March 1, 1998, which is the retail access date established by the Massachusetts Legislature in its Electric Industry Restructuring Act.

    The Massachusetts Institute of Technology (MIT) appealed the DTE's ruling approving the CTC to the Massachusetts Supreme Judicial Court (the SJC), contending, in part, that the DTE lacked authority to approve the CTC, the DTE's ruling was not supported by subsidiary findings, imposition of the CTC on MIT constitutes inequitable retroactive ratemaking, and the CTC violates the Public Utility Regulatory Policies Act (PURPA). On September 18, 1997, the SJC announced its decision remanding the matter to the DTE for further

<PAGE 9>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

consideration. The SJC did find that recovery of prudent and verifiable stranded costs by utility companies is in the public interest and consistent with PURPA. However, the SJC stated that the insufficiencies of the DTE's subsidiary findings precluded the SJC from undertaking a meaningful review of the DTE's calculations that formed the basis of the customer transition charge. Among the issues that the SJC directed the DTE to consider further are: the methodology for calculation of stranded costs, why 75% of stranded costs were allocated to MIT rather than 100%, the prudence of the stranded costs incurred by the Company, and whether the Company took the necessary mitigation efforts to reduce stranded costs. The DTE is in the process of determining whether to take additional evidence in the remand or to rely on the record and pleadings already filed. At this time, management is unable to predict the outcome of this proceeding.

    In an earlier legal proceeding involving the CTC, on August 27, 1996, the United States District Court for the District of Massachusetts (District Court) granted the motions for summary judgement of the Company and the DTE and dismissed the complaint filed by MIT. In its complaint, MIT had alleged that the CTC approved by the DTE and implemented by the Company violated PURPA. In dismissing MIT's complaint, the District Court found that MIT's complaint involved an allegation relating to the DPU's application of PURPA, which is not within the District Court's jurisdiction.

    Competition

    Prior to March 1, 1998, the Company developed and implemented strategies that dealt with the increasingly competitive environment then facing the electric business. The inherently high cost of providing energy services in the Northeast had placed the region at a competitive disadvantage as more customers began to explore alternative energy supply options. Pursuant to preliminary electric industry restructuring rules issued in late 1996, the DTE proposed to implement programs under which utility and non-utility generators could sell electricity to customers of other utilities without regard to previously closed franchise service areas. The DTE initially began an inquiry into incentive ratemaking in 1994. The Company had developed innovative pricing mechanisms designed to retain existing customers, add new retail and wholesale customers and expand beyond current markets.

    On February 6, 1997, due to the dramatically changing nature of the electric and gas industries, the system announced the consolidation of management personnel of the Company and affiliates Commonwealth Electric, Commonwealth Gas, COM/Energy Services Company effective on that date. COM/Electric and COM/Gas continue to operate under their existing company names. The consolidation process for these companies involved the merging of similar functions and activities to eliminate duplication in order to create the most efficient and cost-effective operation possible.

    Construction and Financing

    Information concerning the Company's construction and financing programs is contained in Note 3(a) of the Notes to Financial Statements filed under
Item 8 of this report.

<PAGE 10>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

    Employees

    The Company has 142 regular employees, 104 employees (73%) are represented by the Utility Workers' Union of America, A.F.L.-C.I.O. Upon the expiration of the existing collective bargaining agreement on September 1, 1998, a new agreement, which has already been ratified, will become effective through March 1, 2001. Employee relations have generally been satisfactory.

Item 2. Properties

    The Company owns and operates two steam generating plants and two gas turbine units located in Cambridge with a total capability of 112.5 MW together with an integrated system of distribution lines and substations.

    At December 31, 1997, the Company's electric transmission and distribution system consisted of 93 pole miles of overhead lines, 714 cable miles of underground line, 233 substations and 45,420 active customer meters.

Item 3. Legal Proceedings

    The Company is an intervenor in an appeal at the Massachusetts Supreme Judicial Court (SJC) filed by MIT of a decision by the DTE approving a customer transition charge that allows the Company to recover certain stranded costs. For additional information refer to "Cost Recovery" section in Item 1 of this report.

<PAGE 11>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

                                   PART II.

Item 5.   Market for the Registrant's Common Stock and Related
          Stockholder Matters

      (a) Principal Market

          Not applicable. The Company is a wholly-owned subsidiary of Common-wealth Energy System.

      (b) Number of Stockholders at December 31, 1997

          One

      (c) Frequency and Amount of Dividends Declared in 1997 and 1996

                      1997                            1996
                            Per Share                       Per Share
          Declaration Date    Amount      Declaration Date    Amount

          April 25, 1997       $ 1.70     January 24, 1996      $4.00
          October 27, 1997       2.50     April 29, 1996         0.75
          December 22, 1997      4.00     November 04, 1996      5.20
                               $ 8.20                           $9.95

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

<PAGE 12>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

Item 7. Management's Discussion and Analysis of Results of Operations

    The following is a discussion of certain significant factors which have affected operating revenues, expenses and net income during the periods included in the accompanying Statements of Income and is presented to facili-tate an understanding of the results of operations. This discussion should be read in conjunction with the Notes to Financial Statements filed under Item 8 of this report.

    A summary of the period to period changes in the principal items included in the accompanying Statements of Income for the years ended December 31, 1997 and 1996 and unit sales for these periods is shown below:

                                        Years Ended          Years Ended
                                        December 31,         December 31,
                                       1997 and 1996        1996 and 1995
                                             Increase (Decrease)
                                           (Dollars in thousands)

Electric Operating Revenues          $12 222    10.3%     $(3 198)   (2.6)%

Operating Expenses:
 Fuel used in electric production        895    26.1          532    18.4
 Electricity purchased for resale      9 206    13.4         (742)   (1.1)
 Transmission                         (1 056)  (17.1)        (684)  (10.0)
 Other operation and maintenance       2 527    10.6         (200)   (0.8)
 Depreciation                             81     1.9          127     3.1
 Taxes -
   Federal and state income              (92)   (3.4)         (42)   (1.5)
   Local property and other               82     2.1           11     0.3
                                      11 643    10.3         (998)   (0.9)

Operating Income                         579     9.3       (2 200)  (26.2)

Other Income                            (468)  (20.9)         933    71.3

Income Before Interest Charges           111     1.3       (1 267)  (13.0)

Interest Charges                          15     0.5         (949)  (22.2)

Net Income                           $    96     1.9      $  (318)   (5.8)


Unit Sales (MWH)
 Retail                               21 983     1.7      (68 197)   (5.1)
 Wholesale                            43 628    20.5       69 101    48.1
   Total unit sales                   65 611     4.4          901     0.1

<PAGE 13>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

Unit Sales

    The following is a summary of unit sales and customers for the periods indicated:
                                         Years Ended December 31,
                                1997               1996               1995
                                          %                  %
                                        Change             Change
 Unit Sales (MWH):
   Residential                 161 054    2.1     157 803    0.3     157 355
   Commercial                1 051 170    2.2   1 028 896   (5.5)  1 089 187
   Industrial                   65 948   (5.4)     69 680  (10.7)     78 063
   Municipal and other           8 233    2.4       8 043    0.4       8 014
     Total retail            1 286 405    1.7   1 264 422   (5.1)  1 332 619
   Wholesale                   256 294   20.5     212 666   48.1     143 565
     Total                   1 542 699    4.4   1 477 088    0.1   1 476 184

 Customers:
   Residential                  37 914    1.1      37 503   (0.5)     37 686
   Commercial                    6 636    1.7       6 523    1.0       6 458
   Industrial                       45  (13.5)         52   (8.7)         57
   Municipal and other             315    3.6         304    0.7         302
     Total                      44 910    1.2      44 382   (0.3)     44 503


    For 1997, the Company's total unit sales increase reflects higher retail unit sales as sales to all classes of customers except industrial increased. Also included in the increase in unit sales are higher wholesale sales reflecting an increase in sales to ISO - New England due to changes in the Company's capacity needs.

    During 1996, a decrease in retail unit sales was virtually offset by an increase in wholesale sales, resulting in a 0.1% increase in total sales. The lower retail unit sales reflects a decrease in industrial sales and a signifi-cant decline in sales to Massachusetts Institute of Technology, a large commercial customer that constructed its own cogeneration facility and has elected to receive standby service only. The increase in wholesale sales reflects an increase in sales to ISO - New England due to changes in the Company's capacity needs.

Operating Revenues

    Operating revenues for 1997 increased $12.2 million (10.3%) primarily due to higher electricity purchased for resale costs ($9.2 million), fuel costs ($895,000), retail sales ($753,000) and a higher level of wholesale sales, offset, in part by lower transmission charges ($1,056,000).

    Operating revenues decreased approximately $3.2 million or 2.6% during 1996 due to a lower level of retail unit sales ($1.3 million), lower costs for electricity purchased for resale ($742,000), transmission charges ($684,000) and C&LM charges ($145,000), offset, in part by an increase in fuel costs.


    As a result of a DTE-mandated recovery mechanism implemented in 1993 for capacity-related costs associated with certain long-term purchased power

<PAGE 14>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

contracts, the Company experienced a revenue excess or shortfall when unit sales and/or the costs recoverable in base rates varied from test-period levels. This issue, which has had a significant impact on net income, was addressed in a settlement agreement approved by the DPU in May 1995 (refer to the "Cost Recovery" section in Item 1 of this report for additional details). During 1997, 1996 and 1995, the Company over-recovered approximately $1.7 million, $290,000 and $900,000, respectively, resulting in an increase to net income of approximately $1 million, $177,000 and $545,000, respectively.

    The following is an analysis of revenue components for the years 1997, 1996 and 1995:
                                            Years Ended December 31,
                                     1997            1996            1995
                                            (Dollars in thousands)
                                              %               %
                                            Change          Change
 Electric revenues:
    Costs recovered in Fuel
      or Conservation Charge       $ 56 304  17.4  $ 47 956   0.1  $ 47 907
    Certain power costs
      recovered in base rates        31 185   1.8    30 639  (3.4)   31 727
    Other revenue recoveries (*)     43 838   8.2    40 510  (5.1)   42 669
  Total revenues                   $131 327  10.3  $119 105  (2.6) $122 303

    (*) Includes sales for resale and other base rate revenue.

Electricity Purchased For Resale, Transmission and Fuel

    To satisfy demand requirements and provide required reserve capacity, the Company has purchased power on a long and short-term basis through entitlements pursuant to power contracts with other New England and Canadian utilities, Qualifying Facilities and other non-utility generators through a competitive bidding process that is regulated by the DTE. The Company has supplemented these sources with its own generating capacity.

    Electricity purchased for resale, transmission and fuel costs increased in total by approximately $9 million (11.6%) in 1997 due to higher fuel costs and higher costs for replacement power reflecting the permanent shutdown of Connecticut Yankee during 1996 and the absence of power from Maine Yankee which did not operate in 1997 and will be permanently shut down. Also reflected in the increase in purchased power is the greater availability of affiliate Canal Electric Company's (Canal) Units 1 and 2.

    During 1996, electricity purchased for resale, transmission and fuel costs decreased approximately $900,000 (1.1%) due primarily to a decline in purchases from ISO - New England, lower costs for nuclear power and from affiliate Canal's Unit 2 which was out of service for approximately five months for scheduled maintenance and was returned to service in mid-August 1996. The scheduled outage of Unit 2 also included the completion of a fueling conversion enabling the Unit to burn natural gas and oil. These reductions were offset, in part, by an increase in power purchased from Canal Unit 1 which was out of service from January until August 1995 due to a combination of scheduled and unscheduled maintenance.

<PAGE 15>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

Other Operation and Maintenance

    During 1997, other operation expense increased 13.7% ($2.8 million) primarily due to a one-time charge ($2.5 million) related to a Personnel Reduction Program initiated during the second quarter. Also contributing to the increase in other operation were higher costs related to automated meter reading ($346,000). The decline in maintenance costs of 10.3% ($315,000) during 1997 was due primarily to a lower level of repairs at the Company's Kendall generating unit.

    Other operation expense increased only 0.6% during 1996 as increases in liability insurance ($793,000) and postretirement benefits costs ($304,000) were offset, in part, by lower pension expense ($106,000), the absence of legal fees ($293,000) associated with the cancellation of a power contract in 1995, lower fees for industry-related research and development ($186,000) and lower C&LM costs ($145,000). Maintenance costs decreased $340,000 reflecting a decline in repairs at the Company's Kendall generating unit.

Depreciation

    Depreciation expense increased 1.9% and 3.1% in 1997 and 1996, respective-ly, due to higher levels of depreciable property, plant and equipment.

Other Income and Interest Charges

    The decrease in other income during 1997 was due primarily to the absence of a gain recognized in 1996 relating to the sale of a parcel of land ($664,000). The significant increase in other income during 1996 was due primarily to the aforementioned gain relating to the sale of land ($664,000) and a higher rate of return relative to steam production for an affiliate steam company ($346,000).

    Total interest charges for 1997 were virtually unchanged as long-term interest decreased ($678,000) reflecting the repayment of a $20 million (9.97%) debt issue during the second quarter of 1996 and the retirement of a $6 million (6.25%) debt issue during the second quarter of 1997. The impact of these maturing debt issues was offset by an increase in short-term interest ($659,000) reflecting a higher level of short-term borrowings. Interest charges decreased 22.2% during 1996 due primarily to the repayment of the $20 million (9.97%) debt issue during the second quarter, the effect of which was partially offset by a higher level of short-term borrowings. The weighted average short-term interest rate was 5.8 during 1997 as compared to 5.6% during 1996.

Forward-Looking Statements

    This discussion contains statements which, to the extent it is not a recitation of historical fact, constitute "forward-looking statements" and is intended to be subject to the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995. A number of important factors affecting the Company's business and financial results could cause actual results to differ materially from those stated in the forward-looking state-ments. Those factors include developments in the legislative, regulatory and competitive environment, certain environmental matters, demands for capital expenditures and the availability of cash from various sources.

<PAGE 16>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

Industry Restructuring

    On November 25, 1997, the Governor of Massachusetts signed into law the Electric Industry Restructuring Act (the Act). Provisions of this legislation include, among other things, a 10 percent discount on standard offer service and retail choice of energy supplier effective March 1, 1998, with a subse-quent increase in the discount on standard offer service of up to 15 percent upon completion of divestiture of non-nuclear generating assets and securiti-zation of net non-mitigable stranded costs (which, for the Company, are primarily the result of above-market purchased power contracts with non-utility generators); and, recovery of stranded costs subject to review and an audit process.

    The Company, together with Commonwealth Electric Company and Canal Electric, filed a comprehensive electric restructuring plan with the DTE on November 19, 1997 that was thoroughly reviewed in five separate hearings that solicited public comment, and seven days of evidentiary hearings that were completed in February 1998.

    Consistent with the Act, the Company's plan provides, as of March 1, 1998, a rate reduction of 10 percent for customers choosing the standard service transition rate from the average of undiscounted rates in effect during August 1997, divestiture of non-nuclear generating assets and a restructured electric generation market that is able to offer retail access to all customers. The Company's plan also includes the following provisions: 1) an estimate and detailed accounting of total transition costs eligible for recovery through a non-bypassable access or transition charge; 2) a description of the Company's strategies to mitigate transition costs; 3) unbundled rates for generation, distribution, transmission and other services; 4) proposed charges for the recovery of transition costs through the non-bypassable transition charge; 5) proposed programs to provide universal service to all customers; 6) proposed programs and mandatory charges to promote energy conservation and demand-side management; 7) procedures for ensuring direct retail access to all electric generation suppliers; 8) discussions of the impact of the plan on the Company's employees and the communities served by the Company; and (9) a mandatory charge per kwh for all consumers to support the development and promotion of renewable energy projects.

    On February 27, 1998, the DTE approved the Company's restructuring plan stating that the plan complies with the Act. While the Company is encouraged with the treatment afforded stranded or transition cost recovery by the legislation and the DTE, the mandated customer discount could have a signifi-cant impact on future cash flows.

    Auction Process On March 31, 1997, the Company, together with Canal and Commonwealth Electric (the Companies) submitted a report to the DTE that de-tailed the proposed auction process for selling their electric generation assets and entitlements. The process included a standard, sealed-bid auction for generation assets and purchased power contracts. The auction process provides a market-based approach to maximizing stranded cost mitigation and minimizing the transition charges that ratepayers will have to pay for stranded cost recovery. A request for bids from interested parties was issued during August, and an Offering Memorandum was issued in October. Potential

<PAGE 17>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

bidders examined all pertinent information related to the Companies generating facilities and purchased power agreements in order to prepare and submit their first round of bids in mid-December. In January 1998, the Companies selected a short list of potential bidders, each of whom are expected to submit a final binding bid in the second quarter of 1998. The entire process, including regulatory approvals, is expected to be completed in 1998.

    Provisions of Statement of Financial Accounting Standards No. 71 As described in Note 2(b) of the Notes to Consolidated Financial Statements, the Company follows the provisions of Statement of Financial Accounting Standards
(SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation."
In the event the Company is somehow unable to meet the criteria for following SFAS No. 71, the accounting impact would be an extraordinary, non-cash charge to operations in an amount that could be material. Conditions that could give rise to the discontinuance of SFAS No. 71 include: 1) increasing competition restricting the Company's ability to establish prices to recover specific costs, and 2) a significant change in the current manner in which rates are set by regulators. The Company monitors these criteria to ensure that the continuing application of SFAS No. 71 is appropriate. Based on the current evaluation of the various factors and conditions that are expected to impact future cost recovery, the Company believes that its utility operations, excluding generation-related assets, remain subject to SFAS No. 71 and its regulatory assets, including those related to electric generation, remain probable of future recovery.

    As a result of electric industry restructuring, the Company discontinued application of accounting principles applied to its investment in electric generation facilities effective March 1, 1998. The Company will not be required to write off any of its generation-related assets, including regula-tory assets. These assets will be retained on the Company's Balance Sheets because the legislation and the DTE's plan for a restructured electric industry specifically provide for their recovery through the non-bypassable transition charge.

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

    On January 1, 1997, the Company adopted the provisions of Statement of Position (SOP) 96-1, "Environmental Remediation Liabilities." SOP 96-1 provides authoritative guidance for recognition, measurement, display and disclosure of environmental remediation liabilities in financial statements. The Company has recorded environmental remediation liabilities net of amounts paid of $300,000 at December 31, 1997. The adoption of SOP 96-1 did not have a material adverse effect on the Company's results of operations or financial position.

<PAGE 18>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

Year 2000

    The Company has been involved in the Year 2000 compliancy since 1996. A complete inventory and review of software, information processing and delivery systems has been completed, and work continues on computer systems wherever necessary. While some computer systems have already been updated, tested and placed in production, the Company expects to complete the balance of the modifications by early 1999.

    Expenditures incurred by the system through 1997 to review existing computer systems and to modify existing software and applications amounted to nearly $900,000, and it is estimated that approximately $2.6 million will be incurred in 1998 and 1999.

    Management believes that with appropriate modifications, the Company will be fully compliant regarding all Year 2000 issues and will continue to provide its products and services uninterrupted through the millennium change.
Failure to become fully compliant could have a significant impact on the Company's operations.


Item 8. Financial Statements and Supplementary Data

    The Company's financial statements required by this item are filed herewith on pages 19 through 39 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

<PAGE 19>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

Item 8. Financial Statements and Supplementary Data


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Cambridge Electric Light Company:

    We have audited the accompanying balance sheets of CAMBRIDGE ELECTRIC LIGHT COMPANY (a Massachusetts corporation and wholly-owned subsidiary of Commonwealth Energy System) as of December 31, 1997 and 1996, and the related statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and schedules referred to below are the responsibility of the Company's manage-ment. Our responsibility is to express an opinion on these financial state-ments and schedules based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cambridge Electric Light Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended
December 31, 1997, in conformity with generally accepted accounting princi-ples.

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



                                                ARTHUR ANDERSEN LLP


Boston, Massachusetts
February 19, 1998 (except with respect to certain matters discussed in Note 2, as to which the date is March 2, 1998).

<PAGE 20>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY
                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                   PART II.


FINANCIAL STATEMENTS

      Balance Sheets at December 31, 1997 and 1996

      Statements of Income for the Years Ended December 31, 1997,
      1996 and 1995

      Statements of Retained Earnings for the Years Ended December 31, 1997, 1996 and 1995

      Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995

      Notes to Financial Statements


                                   PART IV.


SCHEDULES

      I Investments in, Equity in Earnings of, and Dividends Received From Related Parties for the Years Ended December 31, 1997, 1996 and 1995

      II Valuation and Qualifying Accounts for the Years Ended December 31, 1997, 1996 and 1995

SCHEDULES OMITTED

      All other schedules are not submitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

      Financial statements of 50% or less owned companies accounted for by the equity method have been omitted because they do not, considered individ-ually, constitute a significant subsidiary.

<PAGE 21>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY
                                BALANCE SHEETS
                          DECEMBER 31, 1997 AND 1996
                                    ASSETS



                                                     1997           1996
                                                    (Dollars in thousands)

PROPERTY, PLANT AND EQUIPMENT, at original cost     $163 914       $161 331
  Less - Accumulated depreciation                     63 706         61 499
                                                     100 208         99 832
  Add - Construction work in progress                    757            546
                                                     100 965        100 378

INVESTMENTS
  Equity in nuclear electric power companies           9 849          9 403
  Other                                                    5              5
                                                       9 854          9 408

CURRENT ASSETS
  Cash                                                   521            143
  Accounts receivable -
    Affiliated companies                               2 743          1 452
    Customers, less reserves of $297 in 1997
      and $482 in 1996                                12 483         11 285
  Unbilled revenues                                    3 047          2 751
  Inventories, at average cost -
    Materials and supplies                               540            468
    Electric production fuel oil                         936          1 101
  Prepaid taxes -
    Income                                             1 192            968
    Property                                           1 697          1 704
  Other                                                  501            454
                                                      23 660         20 326

DEFERRED CHARGES
  Regulatory assets                                   70 466         42 781
  Other                                                2 176          2 258
                                                      72 642         45 039

                                                    $207 121       $175 151












  The accompanying notes are an integral part of these financial statements.

<PAGE 22>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY
                                BALANCE SHEETS
                          DECEMBER 31, 1997 AND 1996
                        CAPITALIZATION AND LIABILITIES



                                                     1997           1996
                                                    (Dollars in thousands)
CAPITALIZATION
  Common Equity -
    Common stock, $25 par value -
      Authorized and outstanding -
        346,600 shares in 1997 and 1996,
        wholly-owned by Commonwealth
        Energy System (Parent)                      $  8 665       $  8 665
    Amounts paid in excess of par value               27 953         27 953
    Retained earnings                                 11 607          9 233
                                                      48 225         45 851
  Long-term debt, including premiums, less
    current sinking fund requirements and
    maturing debt                                     17 402         17 503
                                                      65 627         63 354
CURRENT LIABILITIES
  Interim Financing -
    Notes payable to banks                            19 000         18 725
    Advances from affiliates                          11 290          5 065
    Maturing long-term debt                              -            4 260
                                                      30 290         28 050
  Other Current Liabilities -
    Current sinking fund requirements                    100            100
    Accounts payable -
      Affiliated companies                             4 144          4 429
      Other                                            8 076          8 216
    Accrued local property and other taxes             1 706          1 705
    Accrued interest                                     460            475
    Other                                              3 830          3 738
                                                      18 316         18 663
                                                      48 606         46 713
DEFERRED CREDITS
  Accumulated deferred income taxes                   15 135         14 355
  Yankee Atomic purchased power contract               2 749          3 466
  Connecticut Yankee purchased power contract         28 566         35 879
  Maine Yankee purchased power contract               34 908            -
  Unamortized investment tax credits and other        11 530         11 384
                                                      92 888         65 084
COMMITMENTS AND CONTINGENCIES

                                                    $207 121       $175 151






  The accompanying notes are an integral part of these financial statements.

<PAGE 23>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY
                             STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                             1997        1996        1995
                                                (Dollars in thousands)

ELECTRIC OPERATING REVENUES                $131 327    $119 105    $122 303

OPERATING EXPENSES
  Fuel used in electric production            4 322       3 427       2 895
  Electricity purchased for resale           77 879      68 673      69 415
  Transmission                                5 121       6 177       6 861
  Other operation                            23 599      20 757      20 617
  Maintenance                                 2 749       3 064       3 404
  Depreciation                                4 335       4 254       4 127
  Taxes -
    Income                                    2 591       2 683       2 725
    Local property                            3 060       3 041       3 017
    Payroll and other                           885         822         835
                                            124 541     112 898     113 896

OPERATING INCOME                              6 786       6 207       8 407

OTHER INCOME                                  1 774       2 242       1 309

INCOME BEFORE INTEREST CHARGES                8 560       8 449       9 716

INTEREST CHARGES
  Long-term debt                              1 560       2 238       3 776
  Other interest charges                      1 815       1 157         638
  Allowance for borrowed funds used
    during construction                         (31)        (66)       (136)
                                              3 344       3 329       4 278

NET INCOME                                 $  5 216    $  5 120    $  5 438


















  The accompanying notes are an integral part of these financial statements.

<PAGE 24>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY
                        STATEMENTS OF RETAINED EARNINGS
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995




                                             1997        1996        1995
                                                (Dollars in thousands)

Balance at beginning of year                $ 9 233     $ 7 561     $ 7 166
Add (Deduct):
  Net income                                  5 216       5 120       5 438
  Cash dividends on common stock             (2 842)     (3 448)     (5 043)
Balance at end of year                      $11 607     $ 9 233     $ 7 561









































  The accompanying notes are an integral part of these financial statements.

<PAGE 25>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY
                           STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                             1997        1996        1995
                                                (Dollars in thousands)

OPERATING ACTIVITIES
  Net income                                $ 5 216     $ 5 120     $ 5 438
  Effects of noncash items -
    Depreciation and amortization             4 335       4 254       4 258
    Deferred income taxes                      (448)       (628)      1 067
    Investment tax credits                      (92)        (93)        (94)
    Earnings from corporate joint ventures   (1 119)     (1 006)     (1 111)
  Dividends from corporate joint ventures       673         827       1 051
  Change in working capital, exclusive
    of cash and interim financing -
      Accounts receivable and unbilled
        revenues                             (2 785)        178      (1 543)
      Income taxes                             (224)     (1 698)         55
      Accounts payable and other               (294)        829         331
  Deferred postretirement benefits and
    pension costs                              (676)       (225)       (503)
  All other operating items                   1 399       2 356         109
Net cash provided by operating activities     5 985       9 914       9 058

INVESTING ACTIVITIES
  Additions to property, plant and
    equipment (exclusive of AFUDC)           (4 873)     (5 024)     (6 229)
  Allowance for borrowed funds used
    during construction                         (31)        (66)       (136)
Net cash used for investing activities       (4 904)     (5 090)     (6 365)

FINANCING ACTIVITIES
  Payment of dividends                       (2 842)     (3 448)     (5 043)
  Proceeds from short-term borrowings, net      275      16 050         500
  Proceeds from affiliate borrowings          6 225       2 640       1 875
  Long-term debt issue refunded              (4 260)    (20 000)        -
  Retirement of long-term debt through
    sinking funds                              (101)       (162)       (162)
Net cash used for financing activities         (703)     (4 920)     (2 830)
Change in cash                                  378         (96)       (137)
Cash at beginning of period                     143         239         376
Cash at end of period                       $   521     $   143     $   239

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest paid (net of capitalized
    amounts)                                $ 3 371     $ 3 796     $ 3 934
  Income taxes paid                         $ 2 319     $ 4 015     $ 2 061




  The accompanying notes are an integral part of these financial statements.

<PAGE 26>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY
                         NOTES TO FINANCIAL STATEMENTS

(1) General Information

    Cambridge Electric Light Company (the Company) is a wholly-owned subsid-iary of Commonwealth Energy System (the System). The System is the parent company and, together with its subsidiaries, is collectively referred to as "the system." The System is an exempt public utility holding company under the provisions of the Public Utility Holding Company Act of 1935 with invest-ments in four operating public utility companies located in central, eastern and southeastern Massachusetts and several non-regulated companies.

    The Company's operations are involved in the production, distribution and sale of electricity to approximately 44,500 customers in the city of Cam-bridge, Massachusetts. The service territory encompasses a seven square-mile area with a population of approximately 96,000. In addition, the Company sells power for resale to the New England Power Pool (NEPOOL) and the Town of Belmont, Massachusetts (Belmont), and sells steam from its electric generating stations at wholesale to an affiliated company for distribution to customers for space heating and other purposes.

    The Company has 142 regular employees, 104 (73%) of whom are represented by a single collective bargaining unit with a contract that expires on September 1, 1998. Upon expiration of that contract, a new contract, which has already been ratified, will take effect through March 1, 2001. Employee relations have generally been satisfactory.

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

    (b) Regulatory Assets and Liabilities

    The Company is regulated as to rates, accounting and other matters by various authorities including the Federal Energy Regulatory Commission (FERC) and the Massachusetts Department of Telecommunications and Energy (DTE), formerly the Massachusetts Department of Public Utilities (DPU).

    Based on the current regulatory framework, the Company accounts for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." The Company has established various regula-tory assets in cases where the DTE and/or the FERC have permitted or are expected to permit recovery of specific costs over time. Similarly, the regulatory liabilities established by the Company are required to be refunded to customers over time. In the event the criteria for applying SFAS No. 71 are

<PAGE 27>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

no longer met, the accounting impact would be an extraordinary, non-cash charge to operations of an amount that could be material. Criteria that give rise to the discontinuance of SFAS No. 71 include: 1) increasing competition that restricts the Company's ability to establish prices to recover specific costs, and 2) a significant change in the current manner in which rates are set by regulators from cost based regulation to another form of regulation. These criteria are reviewed on a regular basis to ensure the continuing application of SFAS No. 71 is appropriate. Based on the current evaluation of the various factors and conditions that are expected to impact future cost recovery, the Company believes that its regulatory assets including those related to generation, are probable of future recovery.

    As a result of electric industry restructuring, the Company discontinued application of accounting principles applied to rate-regulated enterprises for its investment in electric generation facilities effective March 1, 1998. The Company will not be required to write-off any of its generation-related assets including regulatory assets. These assets will be retained on the balance sheet because the legislation and DTE's plan for electric industry restructur-ing specifically provide for their recovery through a non-bypassable transi-tion charge.

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

    The principal regulatory assets included in deferred charges at December 31, 1997 and 1996 were as follows:

                                                       1997         1996
                                                    (Dollars in thousands)

    Yankee Atomic unrecovered plant
      and decommissioning costs                      $ 2 749     $ 3 466
    Connecticut Yankee unrecovered plant
      and decommissioning costs                       28 566      35 879
    Maine Yankee unrecovered plant
      and decommissioning costs                       34 908         -
    Postretirement benefits costs
      including pensions                               3 596       2 988
    Other                                                647         448
                                                     $70 466     $42 781

    The regulatory liabilities, reflected in the accompanying Balance Sheets and related to deferred income taxes, were $3 million and $3.2 million at December 31, 1997 and 1996, respectively.

    As of December 31, 1997, $66.6 million of the Company's regulatory assets and all of its regulatory liabilities are reflected in rates charged to customers over a weighted average period of approximately 10 years.

    In November 1997, the Commonwealth of Massachusetts enacted a comprehen-sive electric utility industry restructuring bill. On November 19, 1997 the

<PAGE 28>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

System filed a restructuring plan with the DTE. The plan, approved by the DTE on February 27, 1998, describes the process by which Commonwealth Electric and Cambridge Electric will, beginning March 1, 1998, initiate a ten percent rate reduction for all customer classes and allow customers to choose their energy supplier. As part of the plan, the DTE authorized the recovery of certain strandable costs. The legislation gives the DTE the authority to determine the amount of strandable costs that will be eligible for recovery. Costs that will qualify as strandable costs and be eligible for recovery include, but are not limited to, certain above market costs associated with generating facilities, costs associated with long-term commitments to purchase power at above market prices from independent power producers and regulatory assets and associated liabilities related to the generation portion of the electric business.

    The cost of transitioning to competition will be mitigated, in part, through the divestiture of the system's non-nuclear generating assets in an auction process that is expected to be completed in 1998. Any net proceeds in excess of book value received from the divestiture of these assets will be used to mitigate stranded costs.

    The system's ability to recover its stranded costs will depend on several factors, including the aggregate amount of stranded costs the system will be allowed to recover and the market price of electricity. Management believes that the system will recover its stranded costs. A change in any of the above listed factors or in the current legislation could affect the recovery of stranded costs and may result in a loss to the system. For additional information relating to industry restructuring, see the "Electric Industry Restructuring" section under Management's Discussion and Analysis of Results of Operations.


    (c) Transactions with Affiliates

    Transactions between the Company and other system companies include purchases and sales of electricity, including purchases from Canal Electric Company (Canal), an affiliate wholesale electric generating company. Other Canal transactions include costs relating to the abandonment of Seabrook 2 and the recovery of a portion of Seabrook 1 pre-commercial operation costs. In addition, payments for management, accounting, data processing and other services are made to an affiliate, COM/Energy Services Company. Transactions with other system companies are subject to review by the DTE.

    The Company's operating expenses include the following major intercompany transactions for the periods indicated:

                                                         Purchased Power
                                     Purchased Power     and Transmission
    Period Ended   Purchased Power   and Transmission       From Canal
    December 31,     Canal Units        Seabrook 1           as Agent
                                   (Dollars in thousands)

       1997            $15 772           $ 7 825              $ 2 358
       1996             11 302             7 932                2 786
       1995             10 148             6 973                1 465

<PAGE 29>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

    The costs for the Canal and Seabrook 1 units are included in the long-term obligation table listed in Note 3(b). In addition, the Company purchased natural gas from an affiliate, Commonwealth Gas Company, totaling $245,000, $621,000 and $1,969,000 in 1997, 1996 and 1995, respectively.

    (d) Operating Revenues

    Customers are billed for their use of electricity on a cycle basis throughout the month. To reflect revenues in the proper period, the estimated amount of unbilled sales revenue is recorded each month.

    The Company is generally permitted to bill customers currently for costs associated with purchased power and transmission, fuel used in electric production and conservation and load management (C&LM) costs through adjust-ment clauses. Amounts recoverable under the adjustment clauses are subject to review and adjustment by the DTE. The amount of such costs incurred by the Company but not yet reflected in customers' bills is recorded as unbilled revenues.

    (e) Depreciation

    Depreciation is provided using the straight-line method at rates intended to amortize the original cost and the estimated cost of removal less salvage of properties over their estimated economic lives. The average composite depreciation rate was 2.68% in 1997, 2.69% in 1996 and 2.72% in 1995.

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

    While AFUDC does not provide funds currently, these amounts are recover-able in revenues over the service life of the constructed property. The amount of AFUDC recorded was at a weighted average rate of 6% in 1997, 6.25% in 1996 and 7.75% in 1995.

(3) Commitments and Contingencies

    (a) Financing and Construction Programs

    The Company is engaged in a continuous construction program presently estimated at $24.8 million for the five-year period 1998 through 2002. Of

<PAGE 30>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

that amount, $7 million is estimated for 1998. The program is subject to periodic review and revision because of factors such as changes in business conditions, rates of customer growth, effects of inflation, maintenance of reliable and safe service, equipment delivery schedules, licensing delays, availability and cost of capital and environmental factors. The Company expects to finance these expenditures on an interim basis with internally generated funds and short-term borrowings which are ultimately expected to be repaid with the proceeds from sales of long-term debt and equity securities.

    (b) Power Contracts

    The Company has long-term contracts for the purchase of electricity from various sources. Generally, these contracts are for fixed periods and require payment of a demand charge for the capacity entitlement and an energy charge to cover the cost of fuel. Information relative to these contracts is as follows:
                 Range of
                 Contract
                Expiration    Entitlement                 Cost
                  Dates          %      MW      1997      1996     1995
                                    (Dollars in thousands)
 Type of Unit
 Cogenerating       2011       17.2     24.5   $15 804  $14 589  $14 680
 Oil             2002-2009      (a)     85.6    15 794   11 301   10 148
 Nuclear         2012-2026      (b)      8.1    11 670   12 089   10 922
    Total                              118.2   $43 268  $37 979  $35 750

    (a) Includes entitlements in Canal Unit 1 (5%) and Canal Unit 2 (10%).

    (b) Includes entitlements in Seabrook 1 (0.7%) and Vermont Yankee (2.5%) nuclear power plants. The estimated cost to decommission Vermont Yankee is $385.9 million in current dollars. The Company's share of this liability (approximately $8.7 million), less its share of the market value of the assets held in a decommissioning trust (approximately $4.4 million), is approximately $4.3 million at December 31, 1997.

    Pertinent information with respect to life-of-the-unit contracts with nuclear units no longer operating in which the Company has an equity ownership is as follows:
                                               Connecticut   Maine      Yankee
                                                  Yankee     Yankee     Atomic
                                                   (Dollars in thousands)

    Equity Ownership (%)                            4.50       4.00       4.50
    Plant Entitlement (%)                           4.50       3.59       2.50
    Contract Expiration Date                        2007       2008       2000
    Year of Shutdown                                1996       1997       1992
    1995 Actual Cost ($)                           9 498      7 376      2 023
    1996 Actual Cost ($)                           9 259      6 511      2 260
    1997 Actual Cost ($)                           5 760      8 928      2 238
    Decommissioning cost estimate (100%) ($)     437 270    360 046    137 428
    Company's decommissioning cost ($)            19 677     13 859      6 184
    Market value of assets (100%) ($)            209 448    199 457    134 143
    Company's market value of assets ($)           9 425      7 161      6 036

<PAGE 31>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

    Based upon regulatory precedent, the operators of the Yankee units believe they will be permitted to continue to collect from power purchasers (including the Company) decommissioning costs, unrecovered plant investment and other costs associated with the permanent closure of these plants over the remaining period of each plant's operating license. The Company does not believe that the ultimate outcome of the early closing of these plants will have a material adverse effect on its operations and believes that recovery of these FERC-approved costs would continue to be allowed in its rates at the retail level.

    Costs pursuant to these contracts are included in electricity purchased for resale in the accompanying Statements of Income and are recoverable in revenue. The Company pays its share of decommissioning expense to each of the operators of the nuclear facilities as a cost of electricity purchased for resale.

    The estimated aggregate obligations under the life-of-the-unit contracts for capacity from the operating Yankee Nuclear Unit and other long-term purchased power obligations, including the Canal and Seabrook 1 units, in effect for the five years subsequent to 1997 are as follows:

                                           Long-Term
                          Equity-Owned     Purchased
                          Nuclear Units      Power          Total
                                     (Dollars in thousands)

            1998              $4 957         $40 726        $45 683
            1999               5 001          39 504         44 505
            2000               4 311          40 339         44 650
            2001               4 806          41 265         46 071
            2002               4 996          43 036         48 032

    Due to changing conditions within the nuclear industry, it is possible that the remaining operating nuclear plant in which the Company has an equity ownership interest could be shutdown prior to the expiration of that unit's operating license.

    In addition, the Company incurred costs for purchases from ISO - New England of $15,143,000, $10,973,000 and $14,185,000 in 1997, 1996 and 1995,
respectively.

    The costs associated with these power contract obligations are a signifi-cant component of the Company's stranded costs that are included in the Company's restructuring plan approved by the DTE.

    (c) Price-Anderson Act

    Under the Price-Anderson Act (the Act), owners of nuclear power plants have the benefit of approximately $8.9 billion of public liability coverage that would compensate the public for valid bodily injury and property loss on a no fault basis in the event of an accident at a commercial nuclear power plant. Under the provisions of the Act, each nuclear reactor with an operat-ing license can be assessed up to $79.3 million per nuclear incident with a maximum assessment of $10 million per incident within one calendar year. Nuclear plant owners have initiated insurance programs designed to help cover liability claims relating to property damage, decontamination,

<PAGE 32>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

replacement power and business interruption costs for participating utilities arising from a nuclear incident.

    The Company has an equity ownership interest in four nuclear generating facilities. The operators of these units maintain nuclear insurance coverage (on behalf of the owners of the facilities) with Nuclear Electric Insurance Limited (NEIL II) and the combined American Nuclear Insurers/Mutual Atomic Energy Liability Underwriters (ANI). NEIL II provides $2.25 billion of property, boiler, machinery and decontamination insurance coverage, including accidental premature decommissioning insurance in the amount of the shortfall in the Decommissioning Trust Fund, in excess of the underlying $500 million policy. All companies insured with NEIL are subject to retroactive assess-ments if losses exceed the accumulated funds available. ANI provides $500 million of "all risk" property damage, boiler, machinery and decontamination insurance. An additional $200 million of primary financial protection cover-age is provided for off-site bodily injury or property damage caused by a nuclear incident. ANI also provides secondary financial protection liability insurance which currently provides $8.7 billion of retrospective insurance premium benefits in accordance with the provisions of the Act. Additional coverage ($200 million) provided by ANI includes tort liability protection arising out of radiation injury claims by nuclear workers and injury or property damage caused by the transportation or shipment of nuclear materials or waste.

    Based on its various ownership interests in the four nuclear generating facilities, the Company's retrospective premium could be as high as $1.3 million annually or a cumulative total of $12.3 million, exclusive of the effect of inflation indexing (at five-year intervals) and a 5% surcharge ($4 million) in the event that total public liability claims from a nuclear incident exceed the funds available to pay such claims.

    (d) Guarantee Agreement

    In connection with its investment in Maine Yankee Atomic Power Company, the Company has guaranteed its pro-rata portion of that company's nuclear fuel financing. At December 31, 1997, the Company's portion amounted to $2,680,000.

    (e) Environmental Matters

    The Company is subject to laws and regulations administered by federal, state and local authorities relating to the quality of the environment. These laws and regulations affect, among other things, the siting and operation of electric generating and transmission facilities and can require the installa-tion of expensive air and water pollution control equipment. These regula-tions have had an impact on the Company's operations in the past and could have an impact on future operations, capital costs and construction schedules of major facilities; however, the generation facilities are likely to be sold at auction in 1998 pursuant to the restructuring plan approved by the DTE.

(4) Income Taxes

    For financial reporting purposes, the Company provides federal and state income taxes on a separate-return basis. However, for federal income tax purposes, the Company's taxable income and deductions are included in the

<PAGE 33>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

consolidated income tax return of the System and it makes tax payments or receives refunds on the basis of its tax attributes in the tax return in accordance with applicable regulations.

    The following is a summary of the Company's provisions for income taxes for the years ended December 31, 1997, 1996 and 1995:

                                            1997       1996       1995
                                              (Dollars in thousands)
    Federal
      Current                             $ 2 574    $ 2 861    $ 1 397
      Deferred                               (287)      (582)       991
      Investment tax credits                  (91)       (93)       (94)
                                            2 196      2 186      2 294
    State
      Current                                 556        543        355
      Deferred                                (48)       (21)       174
                                              508        522        529
                                            2 704      2 708      2 823
    Amortization of regulatory liability
      relating to deferred income taxes      (113)       (25)       (98)
                                          $ 2 591    $ 2 683    $ 2 725

    Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the year in which the differences are expected to reverse.

    Accumulated deferred income taxes consisted of the following in 1997 and
1996:
                                             1997          1996
                                           (Dollars in thousands)
    Liabilities
      Property-related                     $17 309       $16 661
      All other                              1 710         1 947
                                            19 019        18 608
    Assets
      Investment tax credits                 1 134         1 193
      Pension plan                             810           789
      Regulatory liability                   1 039         1 112
      All other                              2 339         1 563
                                             5 322         4 657
    Accumulated deferred income taxes, net $13 697       $13 951

    The net year-end deferred income tax liability above includes a current deferred tax liability of $1,438,000 in 1997 which is included in accrued income taxes in the accompanying Balance Sheets and is net of a current deferred tax asset of $404,000 in 1996 which is included in other deferred charges in the accompanying Balance Sheets.

    The total income tax provision set forth previously represents 33% in 1997, 34% in 1996 and 33% in 1995 of income before such taxes. The following

<PAGE 34>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

table reconciles the statutory federal income tax rate to these percentages:

                                                     1997     1996     1995
                                                      (Dollars in thousands)
    Federal statutory rate                              35%      35%      35%

    Federal income tax expense at statutory levels  $2 732   $2 731   $2 857
    Increase (Decrease) from statutory levels:
      State tax net of federal tax benefit             331      339      343
      Tax versus book depreciation                      66       83        2
      Amortization of excess deferred reserves        (113)     (25)     (98)
      Amortization of investment tax credits           (91)     (93)     (94)
      Reversals of capitalized expenses                (13)     (13)     (14)
      Dividend received deduction                     (274)    (246)    (272)
      Other                                            (47)     (93)       1
                                                    $2 591   $2 683  $ 2 725

      Effective federal income tax rate                 33%      34%      33%

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

    Components of pension expense and related assumptions to develop pension expense were as follows:

                                                  1997       1996       1995
                                                    (Dollars in thousands)

    Service cost                                $   534    $   538    $   484
    Interest cost                                 1 871      1 921      1 924
    Return on plan assets - (gain)/loss          (5 103)    (3 899)    (5 388)
    Net amortization and deferral                 3 145      2 080      3 672
      Total pension expense                         447        640        692
    Transfers from affiliated companies, net        503        441        439
    Less: Amounts capitalized and deferred          723        299        243
      Net pension expense                       $   227    $   782    $   888

    Discount rate                                7.50%      7.25%      8.50%
    Assumed rate of return                       8.75       8.75       9.00
    Rate of increase in future compensation      4.25       4.25       5.00

    Pension expense reflects the use of the projected unit credit method which is also the actuarial cost method used in determining future funding of the plan. The Company, in accordance with current ratemaking, is deferring the difference between pension contribution, which is reflected in base rates, and

<PAGE 35>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

pension expense. The funded status of the Company's pension plan (using a measurement date of December 31) is as follows:

                                                   1997           1996
                                                  (Dollars in thousands)
    Accumulated benefit obligation:
        Vested                                  $ (26 002)     $ (20 583)
        Nonvested                                  (3 326)        (2 131)
                                                $ (29 328)     $ (22 714)

    Projected benefit obligation                $ (31 860)     $ (26 690)
    Plan assets at fair market value               32 325         29 027
      Projected benefit obligation
        greater than plan assets                      465          2 337
    Unamortized transition obligation                 551            688
    Unrecognized prior service cost                   954          1 074
    Unrecognized gain                              (4 289)        (5 971)
      Accrued pension liability                 $  (2 319)     $  (1 872)

    The following actuarial assumptions were used in determining the plan's year-end funded status:
                                                   1997           1996

    Discount rate                                  7.00%          7.50%
    Rate of increase in future compensation        3.75           4.25

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

    To fund its postretirement benefits, the Company makes contributions to various voluntary employees' beneficiary association (VEBA) trusts that were established pursuant to section 501(c)(9) of the Internal Revenue Code (the
Code). The Company also makes contributions to a subaccount of its pension plan pursuant to section 401(h) of the Code to fund a portion of its postre-tirement benefit obligation. The Company contributed approximately $1.1 million, $1.2 million and $1.3 million to these trusts during 1997, 1996 and 1995, respectively.

<PAGE 36>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

    The net periodic postretirement benefit cost for the years ended
December 31, 1997, 1996 and 1995 include the following components and related assumptions:

                                               1997      1996      1995
                                                (Dollars in thousands)

    Service cost                              $  189    $  205    $  164
    Interest cost                                777       809       817
    Return on plan assets                       (764)     (460)     (521)
    Amortization of transition obligation
       over 20 years                             497       498       498
    Net amortization and deferral                388       181       337
       Total postretirement benefit cost       1 087     1 233     1 295
    Transfers from affiliated companies, net     590       555       579
    Less: Amounts capitalized and deferred         1        68       458
       Net postretirement benefit cost        $1 676    $1 720    $1 416

    Discount rate                               7.50%     7.25%     8.50%
    Assumed rate of return                      8.75      8.75      9.00
    Rate of increase in future compensation     4.25      4.25      5.00

    The funded status of the Company's postretirement benefit plan using a measurement date of December 31, 1997 and 1996 is as follows:

                                                      1997        1996
                                                   (Dollars in thousands)

    Accumulated postretirement benefit obligation:
      Retirees                                      $ (8 520)   $ (6 052)
      Fully eligible active plan participants         (1 685)     (1 422)
      Other active plan participants                  (2 670)     (3 365)
                                                     (12 875)    (10 839)
    Plan assets at fair market value                   5 195       4 076
    Accumulated postretirement benefit obligation
       greater than plan assets                       (7 680)     (6 763)
    Unamortized transition obligation                  7 463       7 960
    Unrecognized gain                                    217      (1 197)
                                                    $    -      $    -

    The following actuarial assumptions were used in determining the plan's estimated accumulated postretirement benefit obligation (APBO) and funded status for 1997 and 1996:
                                                      1997        1996

    Discount rate                                     7.00%       7.50%
    Rate of increase in future compensation           3.75        4.25
    Medicare Part B premiums                          3.10        9.50
    Medical care                                      6.75        7.00
    Dental care                                       4.50        5.00

    The above dental rate remains constant through the year 2007. Rates for Medicare Part B premiums and medical care decrease to 3.1% and 4.5%, respec-tively, by 2007 and remain at that level thereafter. A one percent change in the medical trend rate would have a $136,000 impact on the Company's

<PAGE 37>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

annual expense and would change the APBO by approximately $1.5 million.

    Plan assets consist primarily of fixed-income and equity securities. Fluctuations in the fair market value of plan assets will affect postretire-ment benefits expense in future years.

    Effective with its June 1, 1993 rate order from the DPU, the Company was allowed to recover its SFAS No. 106 expense in base rates over a four-year phase-in period with carrying costs on the deferred balance. At December 31, 1997 and 1996, the Company's deferral amounted to approximately $2 million and $2.1 million, respectively.

    (c) Savings Plan

    The Company has an Employees Savings Plan that provides for Company contributions equal to contributions by eligible employees of up to four percent of each employee's compensation rate and up to five percent for those employees no longer eligible for postretirement health benefits. The Com-pany's contribution was $302,000 in 1997, $310,000 in 1996 and $317,000 in
1995.

(6) Interim Financing and Long-Term Debt

    (a) Notes Payable to Banks

    The Company and other system companies maintain both committed and uncommitted lines of credit for the short-term financing of their construction programs and other corporate purposes. As of December 31, 1997, system companies had $145 million of committed lines of credit that will expire at varying intervals in 1998. These lines are normally renewed upon expiration and require annual fees of up to .1875% of the individual line. At December 31, 1997, the system's uncommitted lines of credit totaled $10 million. Interest rates on the Company's outstanding borrowings generally are at an adjusted money market rate and averaged 5.8% and 5.6% in 1997 and 1996, respectively. Notes payable to banks totaled $19,000,000 and $18,725,000 at December 31, 1997 and 1996, respectively.

    (b) Advances from Affiliates

     Notes payable to the System totaled $7,500,000 and $4,665,000 at December 31, 1997 and 1996, respectively. These notes are written for a term of up to 11 months and 29 days. Interest is at the prime rate and is adjusted for changes in that rate during the term of the notes. The rate averaged 8.5% and 8.3% in 1997 and 1996, respectively.

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

<PAGE 38>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

Rates on these borrowings averaged 5.4% and 5.3% in 1997 and 1996, respective-ly. Borrowings from the Pool totaled $3,790,00 and $400,000 at December 31, 1997 and 1996, respectively.

    (c) Long-Term Debt Maturities and Retirements

    Long-term debt outstanding, exclusive of current maturities, current sinking fund requirements and related premiums, is as follows:

                                              Original  Balance December 31,
                                               Issue      1997       1996
                                                  (Dollars in thousands)

    7-Year Notes - 8.04%, due 1999             $10 000   $10 000    $10 000
    15-Year Notes - 8.7%, due 2007               5 000     5 000      5 000
    30-Year Notes - 7 3/4%, due 2002             5 000     2 400      2 500
                                                         $17 400    $17 500

    Under the terms of its Indenture of Trust, the Company is required to make periodic sinking fund payments for retirement of outstanding long-term debt. The payments and balances of maturing debt issues for the five years subse-quent to December 31, 1997 are as follows:

                      Sinking Fund       Maturing
            Year        Payments       Debt Issues       Total
                                 (Dollars in thousands)

            1998          $100           $   -          $   100
            1999           100            10 000         10 100
            2000           100               -              100
            2001           100               -              100
            2002           100             2 000          2 100

    (d) Disclosures About Fair Value of Financial Instruments

    The fair value of certain financial instruments included in the accompany-ing Balance Sheets as of December 31, 1997 and 1996 is as follows:

                                1997                        1996
                                     (Dollars in thousands)

                       Carrying        Fair       Carrying        Fair
                         Value         Value        Value         Value

    Long-Term Debt      $17 502       $18 498      $21 863       $22 787

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

<PAGE 39>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

(7) Dividend Restriction

    At December 31, 1997 none of retained earnings was restricted against the payment of cash dividends by terms of term loans and note agreements securing long-term debt. As of the same date, retained earnings also included approxi-mately $4,852,000 representing the Company's equity in undistributed earnings of the nuclear companies.

(8) Lease Obligations

    The Company leases equipment and office space under arrangements that are classified as operating leases. These lease agreements are for terms of one year or longer. Leases currently in effect contain no provisions that prohibit the Company from entering into future lease agreements or obliga-tions.

    Future minimum lease payments, by period and in the aggregate, of noncanc-elable operating leases consisted of the following at December 31, 1997:

                                                    Operating Leases
                                                  (Dollars in thousands)

                  1998                                   $ 1 703
                  1999                                     1 639
                  2000                                     1 479
                  2001                                     1 392
                  2002                                     1 392
                  Beyond 2002                              4 381
                  Total future minimum lease payments    $11 986

    Total rent expense for all operating leases, except those with terms of a month or less, amounted to $1,683,000 in 1997, $1,348,000 in 1996 and
$1,374,000 in 1995. There were no contingent rentals and no sublease rentals for the years 1997, 1996 and 1995.

<PAGE 40>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

                                    PART V.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1.  Index to Financial Statements

        Financial statements and notes thereto of the Company together with the Report of Independent Public Accountants, are filed under Item 8 of this report and listed on the Index to Financial Statements and Schedules (page 20).

(a) 2.  Index to Financial Statement Schedules

        Filed herewith at page(s) indicated -

        Schedule I - Investments in, Equity in Earnings of, and Dividends Received From Related Parties - Years Ended December 31, 1997, 1996 and 1995 (pages 49-51).

        Schedule II - Valuation and Qualifying Accounts - Years Ended December 31, 1997, 1996 and 1995 (page 52).

(a) 3.  Exhibits:
                              Notes to Exhibits -

    a. Unless otherwise designated, the exhibits listed below are incorporat-ed by reference to the appropriate exhibit numbers and the Securities and Exchange Commission file numbers indicated in parentheses.

    b. The following is a glossary of Commonwealth Energy System and subsid-iary companies' acronyms that are used throughout the following
        Exhibit Index:

            CES.....................Commonwealth Energy System
            CE......................Commonwealth Electric Company
            CEL.....................Cambridge Electric Light Company
            CEC.....................Canal Electric Company
            CG......................Commonwealth Gas Company
            NBGEL...................New Bedford Gas and Edison Light Company

<PAGE 41>

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

10.1.4 Agreement for Joint-Ownership, Construction and Operation of the New Hampshire Nuclear Units (Seabrook) between CE, Public Service Company of New Hampshire (PSNH) and others dated May 1, 1973 and filed by CE as Exhibit 13(N) on Form S-1 dated October 1973, File No. 2-49013, and as amended below:

<PAGE 42>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

10.1.4.1 First through Fifth Amendments to 10.1.4 dated May 24, 1974, June 21, 1974, September 25, 1975, October 25, 1974 and January 31, 1975, respectively (Exhibit 13(m) to CE's Form S-1, (November 7,
           1975), File No. 2-54995).

10.1.4.2 Sixth through Eleventh Amendments to 10.1.4 dated April 18, 1979, April 18, 1979, April 25, 1979, June 8, 1979, October 11, 1979 and
           December 15, 1979, respectively (Refiled as Exhibit 1 to the CEC Form 10-K for 1989, File No. 2-30057).

10.1.4.3 Twelfth through Fourteenth Amendments to 10.1.4 dated May 16, 1980, December 31, 1980 and June 1, 1982, respectively (Refiled as Exhibits 1, 2 and 3 to the CE 1992 Form 10-K), File No. 2-7749).

10.1.4.4 Fifteenth and Sixteenth Amendment to 10.1.4 dated April 27, 1984 and June 15, 1984, respectively (Exhibit 1 to the CEC Form 10-Q (June 1984), File No. 2-30057).

10.1.4.5 Seventeenth Amendment to 10.1.4 dated March 8, 1985 (Exhibit 1 to the CEC Form 10-Q (March 1985), File No. 2-30057).

10.1.4.6 Eighteenth Amendment to 10.1.4 dated March 14, 1986 (Exhibit 1 to the CEC Form 10-Q (March 1986), File No. 2-30057).

10.1.4.7 Nineteenth Amendment to 10.1.4 dated May 1, 1986 (Exhibit 1 to the CEC Form 10-Q (June 1986), File No. 2-30057).

10.1.4.8 Twentieth Amendment to 10.1.4 dated September 19, 1986 (Exhibit 1 to the CEC Form 10-K for 1986, File No. 2-30057).

10.1.4.9 Twenty-First Amendment to 10.1.4 dated November 12, 1987 (Exhibit 1 to the CEC Form 10-K for 1989, File No. 2-30057).

10.1.4.10 Twenty-Second Amendment and Settlement Agreement to 10.1.4 both dated January 13, 1989, (Exhibit 4 to the CEC Form 10-K for 1988, File No. 2-30057).

10.1.5 Capacity Acquisition Agreement between CEC, CEL and CE dated September 25, 1980 (Exhibit 1 to the 1991 CEC Form 10-K, File No. 2-30057).

10.1.5.1 Amendment to 10.1.5 as amended and restated June 1, 1993, hence-forth referred to as the Capacity Acquisition and Disposition Agreement, whereby CEC, as agent, in addition to acquiring power may also sell bulk electric power which the Company and/or CE owns or otherwise has the right to sell (Exhibit 1 to CE's Form 10-Q (September 1993), File No. 2-30057).

10.1.6 Power Contract between Yankee Atomic Electric Company and CEL, dated June 30, 1959, as amended April 1, 1975 (Exhibit 1 to the CEL Form 10-K, File No. 2-7909).

<PAGE 43>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

10.1.6.1 Second, Third and Fourth Amendments to 10.1.6 as amended October 1, 1980, April 1, 1985 and May 6, 1988, respectively (Exhibit 2 to the CEL Form 10-Q (June 1988), File No. 2-7909).

10.1.6.2 Fifth and Sixth Amendments to 10.1.6 as amended June 26, 1989 and July 1, 1989, respectively (Exhibit 1 to the CEL Form 10-Q (Septem-ber 1989), File No. 2-7909).

10.1.7 Power Contract between Connecticut Yankee Atomic Power Company and CEL dated July 1, 1964 (Exhibit 13-K1 to the CES Form S-1, (April
           1967) File No. 2-25597).

10.1.7.1 Additional Power Contract to 10.1.7 providing for extension on the contract term dated April 30, 1984 (Exhibit 5 to the CEL Form 10-Q (June 1984), File No. 2-7909).

10.1.7.2 Second Supplementary Power Contract to 10.1.7 providing for decom-missioning financing dated April 30, 1984 (Exhibit 6 to the CEL Form 10-Q (June 1984), File No. 2-7909).

10.1.8 Power Contract between CEL and Vermont Yankee Nuclear Power Corpo-ration dated February 1, 1968 (Exhibit 3 to the CEL 1984 Form 10-K, File No. 2-7909).

10.1.8.1 First Amendment (Section 7) and Second Amendment (decommissioning financing) to 10.1.8 as amended June 1, 1972 and April 15, 1983, respectively (Exhibits 1 and 2, respectively, to the CEL Form 10-Q (June 1984), File No. 2-7909).

10.1.8.2 Third and Fourth Amendments to 10.1.8 as amended April 1, 1985 and June 1, 1985, respectively (Exhibit 1 and 2 to the CEL Form 10-Q (June 1986) File No. 2-7909).

10.1.8.3 Fifth and Sixth Amendments to 10.1.8 both as amended May 6, 1988 (Exhibit 1 to the CEL Form 10-Q (June 1988), File No. 2-7909).

10.1.8.4 Seventh Amendment to 10.1.8 as amended June 15, 1989 (Exhibit 2 to the CEL Form 10-Q (September 1989), File No. 2-7909).

10.1.8.5 Additional Power Contract between CEL and Vermont Yankee Nuclear Power Corporation providing for decommissioning financing and contract extension dated February 1, 1984 (Refiled as Exhibit 1 to the 1993 CEL Form 10-K, File No. 2-7909).

10.1.9 Power Contract between Maine Yankee Atomic Power Company and CEL dated May 20, 1968 (Exhibit 5 to the CES Form S-7, File No. 2-38372).

10.1.9.1 First Amendment (decommissioning financing) and Second Amendment (supplementary payments) to 10.1.9 as amended March 1, 1984 and January 1, 1984, respectively (Exhibits 3 and 4 to the CEL Form 10-Q (June 1984), File No. 2-7909).

<PAGE 44>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

10.1.9.2 Third Amendment to 10.1.9 as amended October 1, 1984 (Exhibit 1 to the CEL Form 10-Q (September 1984), File No. 2-7909).

10.1.10 Participation Agreement between Maine Electric Power Company and CEL and/or NBGEL for the construction of a 345 KV transmission line between Wiscasset, Maine and Mactaquac, New Brunswick, Canada and for the purchase of base and peaking capacity from the New Bruns-wick Electric Power Commission, dated June 20, 1969 (Exhibit 13 to the CES Form 10-K for 1984, File No. 1-7316).

10.1.10.1 Supplement Amending 10.1.10, as amended June 24, 1970 (Exhibit 8 to the CES Form S-7, Amendment No. 1, File No. 2-38372).

10.1.11 Service Agreement for Non-Firm Transmission Service between Boston Edison Company and CEL dated July 5, 1984 (Exhibit 4 to the CEL 1984 Form 10-K, File No. 2-7909).

10.1.12 Agreement, dated September 1, 1985, With Respect To Amendment of Agreement With Respect To Use Of Quebec Interconnection, dated December 1, 1981, among certain New England Power Pool (NEPOOL) utilities to include Phase II facilities in the definition of "Project" (Exhibit 1 to the CEC Form 10-Q (September 1985), File No. 2-30057).

10.1.12.1 Amendatory Agreement No. 3 to 10.1.12, as amended June 1, 1990 (Exhibit 1 to the CEC Form 10-Q (September 1990), File No. 2-30057).

10.1.13 Preliminary Quebec Interconnection Support Agreement - Phase II among certain NEPOOL utilities, dated June 1,1984 (Exhibit 6 to the CE Form 10-Q (June 1984), File No. 2-7749).

10.1.13.1 First, Second and Third Amendments to 10.1.13 as amended March 1, 1985, January 1, 1986 and March 1, 1987, respectively (Exhibit 1 to the CEC Form 10-Q (March 1987), File No. 2-30057).

10.1.13.2 Fourth and Eighth Amendments to 10.1.13 as amended July 1, 1987 and August 1, 1988, respectively (Exhibit 3 to the CEC Form 10-Q (September 1988), File No. 2-30057).

10.1.13.3 Fifth, Sixth and Seventh Amendments to 10.1.13 as amended October 15, 1987, December 15, 1987 and March 1, 1988, respectively (Exhib-it 1 to the CEC Form 10-Q (June 1988), File No. 2-30057).

10.1.13.4 Ninth and Tenth Amendments to 10.1.13 as amended November 1, 1988 and January 15, 1989, respectively (Exhibit 2 to the CEC Form 10-K for 1988, File No. 2-30057).

10.1.13.5 Eleventh Amendment to 10.1.13 as amended November 1, 1989 (Exhibit 4 to the CEC Form 10-K for 1989, File No. 2-30057).

10.1.13.6 Twelfth Amendment to 10.1.13 as amended April 1, 1990 (Exhibit 1 to the CEC Form 10-Q (June 1990), File No. 2-30057).

<PAGE 45>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

10.1.14 Agreement to Preliminary Quebec Interconnection Support Agreement - Phase II among PSNH, New England Power Company, Boston Edison Company and CEC whereby PSNH assigns a portion of its interests under the original Agreement to the other three parties, dated October 1, 1987 (Exhibit 2 to the CEC 1987 Form 10-K, File No. 2-30057).

10.1.15 Phase II Equity Funding Agreement for New England Hydro-Transmis-sion Electric Company, Inc. (New England Hydro (Massachusetts) between New England Hydro and certain NEPOOL utilities, dated June 1, 1985 (Exhibit 2 to the CEC Form 10-Q (September 1985), File No. 2-30057).

10.1.16 Phase II Equity Funding Agreement for New England Hydro-Transmis-sion Corporation (New Hampshire Hydro) between New Hampshire Hydro and certain NEPOOL utilities, dated June 1, 1985 (Exhibit 3 to the CEC Form 10-Q (September 1985), File No.
           2-30057).

10.1.16.1 Amendment No. 1 to 10.1.16 as amended May 1, 1986 (Exhibit 6 to the CEC Form 10-Q (March 1987), File No. 2-30057).

10.1.16.2 Amendment No. 2 to 10.1.16 as amended September 1, 1987 (Exhibit 3 to the CEC Form 10-Q (September 1987), File No. 2-30057).

10.1.17 Phase II Massachusetts Transmission Facilities Support Agreement dated June 1, 1985, refiled as a single agreement incorporating Amendments 1 through 7 dated May 1, 1986 through January 1, 1989, respectively, between New England Hydro-Transmission Electric Company, Inc. (New England Hydro) and certain NEPOOL utilities (Exhibit 2 the CEC Form 10-Q (September 1990), File No. 2-30057).

10.1.18 Phase II New Hampshire Transmission Facilities Support Agreement dated June 1, 1985, refiled as a single agreement incorporating Amendments 1 through 8 dated May 1, 1986 through January 1, 1990, respectively, between New England Hydro-Transmission Corporation (New Hampshire Hydro) and certain NEPOOL utilities (Exhibit 3 to the CEC Form 10-Q (September 1990), File No. 2-30057).

10.1.19 Phase II New England Power AC Facilities Support Agreement between New England Power and certain NEPOOL utilities, dated June 1, 1985 (Exhibit 6 to the CEC Form 10-Q (September 1985), File No. 2-30057).

10.1.19.1 Amendments Nos. 1 and 2 to 10.1.19 as amended May 1, 1986 and February 1, 1987, respectively (Exhibit 5 to the CEC Form 10-Q (March 1987), File No. 2-30057).

10.1.19.2 Amendments Nos. 3 and 4 to 10.1.19 as amended June 1, 1987 and September 1, 1987, respectively (Exhibit 5 to the CEC Form 10-Q (September 1987), File No. 2-30057).

<PAGE 46>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

10.1.20 Phase II Boston Edison AC Facilities Support Agreement between Boston Edison Company and certain NEPOOL utilities, dated June 1, 1985 (Exhibit 7 to the CEC Form 10-Q (September 1985), File No. 2-30057).

10.1.20.1 Amendments Nos. 1 and 2 to 10.1.20 as amended May 1, 1986 and February 1, 1987, respectively (Exhibit 2 to the CEC Form 10-Q (March 1987), File No. 2-30057).

10.1.20.2 Amendments Nos. 3 and 4 to 10.1.20 as amended June 1, 1987 and September 1, 1987, respectively (Exhibit 4 to the CEC Form 10-Q (September 1987), File No. 2-30057).

10.1.21 Agreement Authorizing Execution of Phase II Firm Energy Contract among certain NEPOOL utilities to participate in the purchase of power from Hydro Quebec, dated September 1, 1985 (Exhibit 8 to the CEC Form 10-Q (September 1985), File No.2-30057).

10.1.22 System Power Sales Agreement by and between Connecticut Light and Power (CL&P), Western Massachusetts Electric Company (Northeast Utilities companies), as sellers, and CEL, as buyer, of power in excess of firm power customer requirements from the electric systems of the Northeast Utilities companies, dated June 1, 1984, as effective October 25, 1985 (Exhibit 1 to the CEL 1985 Form 10-K, File No. 2-7909).

10.1.23 Power Sale Agreement by and between Altresco Pittsfield, L. P. and the Company for entitlement to the electric capacity and related energy to be produced by a cogeneration facility located in Pitts-field, Massachusetts, dated February 20, 1992 (Exhibit 1 to the CEL Form 10-Q (September 1993), File No. 2-7909).

10.1.23.1 System Exchange Agreement by and among Altresco Pittsfield, L.P., the Company, CE and New England Power Company, dated July 2, 1993 (Exhibit 3 to the CE Form 10-Q (September 1993), File No. 2-7749).

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

10.2.2.2 Second Amendment to the Employees Savings Plan of Commonwealth Energy System and Subsidiary Companies, as amended and restated as of January 1, 1993, effective April 1, 1996. (Exhibit 1 to the CES Form 10-K/A Amendment No. 1 (April 30, 1996), File No. 1-7316).

<PAGE 47>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

10.2.2.3 Third Amendment to the Employees Savings Plan of Commonwealth Energy System and Subsidiary Companies, as amended and restated as of January 1, 1993, effective January 1, 1997. (Exhibit 1 to the CES Form 10-K/A Amendment No. 1 (April 29, 1997), File No. 1-7316).

10.2.3 NEPOOL Agreement dated September 1, 1971 as amended through August 1, 1977 between NEGEA Service Corporation, as agent for CEL, CEC, NBGEL and various other electric utilities operating in New Eng-land, together with amendments dated August 15, 1978, January 31, 1979 and February 1, 1980 (Exhibit 5(c)13 to the CES Form S-16 (April 1980), File No. 2-64731).

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

<PAGE 48>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

Exhibit 27.   Financial Data Schedule

    Filed herewith as Exhibit 1 is the Financial Data Schedule for the twelve months ended December 31, 1997

(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the three months ended Decem-ber 31, 1997.

<PAGE 49>

SCHEDULE I

                                      CAMBRIDGE ELECTRIC LIGHT COMPANY
                        INVESTMENTS IN, EQUITY IN EARNINGS OF, AND DIVIDENDS RECEIVED
                                            FROM RELATED PARTIES
                                    FOR THE YEAR ENDED DECEMBER 31, 1997
                                           (Dollars in Thousands)
                                                                   1997
                                 Balance                                     Balance
                               December 31,         Equity                 December 31,
Name of Issuer and                 1996               in       Dividends       1997
Description of Investment     Shares  Amount       Earnings    Received       Amount
Common Stock
Connecticut Yankee
 Atomic Power Company         15 750  $4 747       $  710      $  450          $5 007
Maine Yankee Atomic
 Power Company                20 000   2 829          293           -           3 122
Vermont Yankee Nuclear
 Power Corporation             9 801   1 324          174         183           1 315
Yankee Atomic Electric
 Company                       3 068     503          (58)         40             405
   Total                              $9 403       $1 119      $  673          $9 849

Other Investments
Massachusetts Business
 Development Corporation         500  $    5                                   $    5
   Total                              $    5                                   $    5

Under terms of the capital funds agreements and power contracts, no stock may be sold or transferred except to another stockholder; however, no market exists for these securities.

See Note 3(b) of the Notes to Financial Statements included in Item 8 of this report for a information pertaining to the permanent closing of the nuclear plants owned by Connecticut Yankee Atomic Power Company,
Maine Yankee Atomic Power Company and Yankee Atomic Electric Company.

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

See Note 3(b) of the Notes to Financial Statements included in Item 8 of this report for information pertaining to the permanent closing of the nuclear plants owned by Connecticut Yankee Atomic Power Company and Yankee Atomic Electric Company.
</TABLE.

<PAGE 51>


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

See Note 3(b) of the Notes to Financial Statements included in Item 8 of this report for information pertaining to the permanent closing of the nuclear plant owned by Yankee Atomic Electric Company.

<PAGE 52>


SCHEDULE II

                       CAMBRIDGE ELECTRIC LIGHT COMPANY
                       VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                            (Dollars in Thousands)





                                        Additions
                     Balance at  Provision               Deductions   Balance
                     Beginning   Charged to               Accounts      End
   Description        of Year    Operations  Recoveries  Written Off  of Year


                                 Year Ended December 31, 1997

Allowance for
  Doubtful Accounts     $482        $343       $ 49          $577      $297


                                 Year Ended December 31, 1996

Allowance for
  Doubtful Accounts     $490        $279       $ 51          $338      $482


                                 Year Ended December 31, 1995

Allowance for
  Doubtful Accounts     $471        $327       $101          $409      $490

<PAGE 53>
                       CAMBRIDGE ELECTRIC LIGHT COMPANY
                       FORM 10-K      DECEMBER 31, 1997

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

Principal Executive Officers:

WILLIAM G. POIST                                         March 31, 1998
William G. Poist,
Chairman of the Board

R. D. WRIGHT                                             March 31, 1998
Russell D. Wright,
Vice Chairman and Chief Executive Officer

DEBORAH A. McLAUGHLIN                                    March 31, 1998
Deborah A. McLaughlin
President and Chief Operating Officer

Principal Financial and Accounting Officer:

JAMES D. RAPPOLI                                         March 31, 1998
James D. Rappoli,
Financial Vice President and Treasurer


A majority of the Board of Directors:

WILLIAM G. POIST                                         March 31, 1998
William G. Poist, Director

R. D. WRIGHT                                             March 31, 1998
Russell D. Wright, Director

JAMES D. RAPPOLI                                         March 31, 1998
James D. Rappoli, Director

DEBORAH A. McLAUGHLIN                                    March 31, 1998
Deborah A. McLaughlin, Director