Form 10-Q
period 1998-03-31
CAMBRIDGE ELECTRIC LIGHT CO
filed 1998-05-15
CIK 16573

<PAGE 1>


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549-1004

                                   Form 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1998

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

                                               Outstanding at
           Class of Common Stock                 May 1, 1998
        Common Stock, $25 par value            346,600 shares

The Company meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.

<PAGE 2>

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


                       CAMBRIDGE ELECTRIC LIGHT COMPANY

                           CONDENSED BALANCE SHEETS

                     MARCH 31, 1998 AND DECEMBER 31, 1997

                                    ASSETS

                            (Dollars in thousands)



                                                   March 31,     December 31,
                                                     1998            1997
                                                  (Unaudited)

PROPERTY, PLANT AND EQUIPMENT, at original cost    $164,609        $163,914
  Less - Accumulated depreciation                    66,698          63,706
                                                     97,911         100,208
  Add - Construction work in progress                   845             757
                                                     98,756         100,965

INVESTMENTS
  Equity in nuclear electric power companies         10,155           9,849
  Other                                                   5               5
                                                     10,160           9,854

CURRENT ASSETS
  Cash                                                  516             521
  Accounts receivable
    Affiliates                                        4,498           2,743
    Customers                                        14,165          12,483
  Unbilled revenues                                   1,744           3,047
  Prepaid taxes -
    Income                                              327           1,192
    Property                                            848           1,697
  Inventories and other                               1,940           1,977
                                                     24,038          23,660

DEFERRED CHARGES
  Regulatory assets                                  70,688          70,466
  Other                                               2,554           2,176
                                                     73,242          72,642

                                                   $206,196        $207,121





                            See accompanying notes.

<PAGE 3>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

                           CONDENSED BALANCE SHEETS

                     MARCH 31, 1998 AND DECEMBER 31, 1997

                        CAPITALIZATION AND LIABILITIES

                            (Dollars in thousands)


                                                   March 31,     December 31,
                                                      1998           1997
                                                  (Unaudited)
CAPITALIZATION
  Common Equity -
    Common stock, $25 par value -
      Authorized and outstanding -
        346,600 shares, wholly-owned by
        Commonwealth Energy System (Parent)        $  8,665        $  8,665
    Amounts paid in excess of par value              27,953          27,953
    Retained earnings                                14,316          11,607
                                                     50,934          48,225
  Long-term debt, including premiums, less
    maturing debt and current sinking fund
    requirements                                      7,402          17,402
                                                     58,336          65,627
CURRENT LIABILITIES
  Interim Financing -
    Notes payable to banks                           25,225          19,000
    Advances from affiliates                          4,070          11,290
    Maturing long-term debt                          10,000             -
                                                     39,295          30,290

  Other Current Liabilities -
    Current sinking fund requirements                   100             100
    Accounts payable
      Affiliates                                      1,791           4,144
      Other                                           8,359           8,076
    Accrued local property and other taxes            1,742           1,706
    Accrued interest                                    175             460
    Other                                             6,072           3,830
                                                     18,239          18,316
                                                     57,534          48,606
DEFERRED CREDITS
  Accumulated deferred income taxes                  15,268          15,135
  Purchased power contracts                          63,561          66,223
  Unamortized investment tax credits and other       11,497          11,530
                                                     90,326          92,888

COMMITMENTS AND CONTINGENCIES

                                                   $206,196        $207,121



                            See accompanying notes.

<PAGE 4>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

             CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

(Dollars in thousands - unaudited)


                                                      1998            1997

ELECTRIC OPERATING REVENUES                         $27,571         $33,065

OPERATING EXPENSES
  Electricity purchased for resale,
    transmission and fuel                            15,026          23,207
  Other operation and maintenance                     5,128           6,063
  Depreciation                                        1,501           1,119
  Taxes -
    Income                                            1,841             419
    Local property                                      765             777
    Payroll and other                                   203             262
                                                     24,464          31,847

OPERATING INCOME                                      3,107           1,218

OTHER INCOME                                            405             438

INCOME BEFORE INTEREST CHARGES                        3,512           1,656

INTEREST CHARGES
  Long-term debt                                        361             430
  Other interest charges                                442             377
                                                        803             807

NET INCOME                                            2,709             849

RETAINED EARNINGS -
  Beginning of period                                11,607           9,233

  End of period                                     $14,316         $10,082















                            See accompanying notes.

<PAGE 5>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

                      CONDENSED STATEMENTS OF CASH FLOWS

              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                      (Dollars in thousands - unaudited)



                                                        1998         1997

OPERATING ACTIVITIES
  Net income                                           $ 2,709     $   849
  Effects of noncash items -
    Depreciation                                         1,501       1,119
    Deferred income taxes and investment tax
      credits, net                                         120          99
    Earnings from corporate joint ventures                (306)       (336)
  Dividends from corporate joint ventures                   -           91
  Change in working capital, exclusive of cash and
    interim financing                                     (460)     (1,581)
  Transition costs deferral                             (2,780)        -
  All other operating items                              1,187         321

Net cash provided by operating activities                1,971         562

INVESTING ACTIVITIES
  Additions to property, plant and equipment              (981)       (873)

FINANCING ACTIVITIES
  Proceeds from short-term borrowings                    6,225       3,275
  Payments to affiliates                                (7,220)     (1,395)

Net cash (used for) provided by financing activities      (995)      1,880

Net increase (decrease) in cash                             (5)      1,569
Cash at beginning of period                                521         143
Cash at end of period                                  $   516     $ 1,712


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest (net of capitalized amounts)              $ 1,038     $   979
    Income taxes                                       $   895     $   370











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

      The Company has 144 regular employees including 107 (74%) represented by a collective bargaining unit. Upon expiration of the existing collective bargaining agreement on September 1, 1998, a new agreement, which has already been ratified, will become effective through March 1, 2001.
  Employee relations have generally been satisfactory.

(2)   Significant Accounting Policies

      (a) Principles of Accounting

      The Company's significant accounting policies are described in Note 2 of Notes to Financial Statements included in its 1997 Annual Report on
  Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows these same basic accounting policies but considers each interim period as an integral part of an annual period and makes allocations of certain expenses to interim periods based upon estimates of such expenses for the year.

      The unaudited financial statements for the periods ended March 31, 1998 and 1997 reflect, in the opinion of the Company, all adjustments necessary to summarize fairly the results for such periods. In addition, certain prior period amounts are reclassified from time to time to conform with the presentation used in the current period's financial statements.

      Income tax expense is recorded using the statutory rates in effect applied to book income subject to tax recorded in the interim period.

      The results for interim periods are not necessarily indicative of results for the entire year because of seasonal variations in the consump-tion of energy.

      (b) Regulatory Assets and Liabilities

      The Company is regulated as to rates, accounting and other matters by various authorities including the Federal Energy Regulatory Commission
  (FERC) and the Massachusetts Department of Telecommunications and Energy
  (DTE).

      Based on the current regulatory framework, the Company accounts for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." The Company has established various regulatory assets in cases where the DTE and/or the FERC have

<PAGE 7>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

  permitted or are expected to permit recovery of specific costs over time. Similarly, the regulatory liabilities established by the Company are required to be refunded to customers over time. In the event the criteria for applying SFAS No. 71 are no longer met, the accounting impact would be an extraordinary, noncash charge to operations of an amount that could be material. Criteria that give rise to the discontinuance of SFAS No. 71 include: 1) increasing competition that restricts the Company's ability to establish prices to recover specific costs, and 2) a significant change in the current manner in which rates are set by regulators from cost-based regulation to another form of regulation. These criteria are reviewed on a regular basis to ensure the continuing application of SFAS No. 71 is appropriate. Based on the current evaluation of the various factors and conditions that are expected to impact future cost recovery, the Company believes that its regulatory assets including those related to generation, are probable of future recovery.

      As a result of electric industry restructuring, the Company discontinued application of accounting principles applied to rate-regulated enterprises for its investment in electric generation facilities effective March 1, 1998. The Company will not be required to write-off any of its generation-related assets including regulatory assets. These assets will be retained on the Company's Balance Sheet because the legislation and DTE's plan for electric industry restructuring specifically provide for their recovery through a non-bypassable transition charge.

      The principal regulatory assets included in deferred charges were as follows:
                                                    March 31,    December 31,
                                                      1998          1997
                                                    (Dollars in thousands)
        Maine Yankee unrecovered plant
            and decommissioning costs               $33,660        $34,908
        Connecticut Yankee unrecovered plant
            and decommissioning costs                27,398         28,566
        Yankee Atomic unrecovered plant
            and decommissioning costs                 2,503          2,749
        Postretirement benefits costs                 3,649          3,596
        Transition costs                              2,787            -
        Other                                           691            647
                                                    $70,688        $70,466

      The regulatory liabilities, reflected in the accompanying Balance Sheets and related to deferred income taxes, were $3 million at March 31, 1998 and December 31, 1997.

      In November 1997, the Commonwealth of Massachusetts enacted a comprehen-sive electric utility industry restructuring bill. On November 19, 1997, the Company, together with Commonwealth Electric Company (Commonwealth) and Canal Electric Company, filed a restructuring plan with the DTE. The plan, approved by the DTE on February 27, 1998, describes the process by which the Company and Commonwealth, beginning March 1, 1998, initiated a ten percent rate reduction for all customer classes and allow customers to choose their energy supplier. As part of the plan, the DTE authorized the recovery of certain strandable costs. The legislation gives the DTE the authority to determine the amount of strandable costs that will be eligible for recovery.

<PAGE 8>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

  Costs that will qualify as strandable costs and be eligible for recovery include, but are not limited to, certain above market costs associated with generating facilities, costs associated with long-term commitments to purchase power at above market prices from independent power producers, and regulatory assets and associated liabilities related to the generation portion of the electric business.

      The cost of transitioning to competition will be mitigated, in part, through the divestiture of the system's non-nuclear generating assets in an auction process that is expected to be completed in 1998. Any net proceeds in excess of book value received from the divestiture of these assets will be used to mitigate transition costs.

      The system's ability to recover its transition costs will depend on several factors, including the aggregate amount of transition costs the system will be allowed to recover and the market price of electricity. Management believes that the system will recover its transition costs. A change in any of the above listed factors or in the current legislation could affect the recovery of transition costs and may result in a loss to the system. For additional information relating to industry restructuring, see the "Industry Restructuring" section under Management's Discussion and Analysis of Results of Operations.

(2)   Commitments and Contingencies

      (a) Construction Program

      The Company is engaged in a continuous construction program presently estimated at $24.8 million for the five-year period 1998 through 2002. Of that amount, $7 million is estimated for 1998. As of March 31, 1998 the Company's actual construction expenditures amounted to approximately $1 million including an allowance for funds used during construction. The Company expects to finance these expenditures on an interim basis with internally-generated funds and short-term borrowings which are ultimately expected to be repaid with the proceeds from sales of long-term debt securities.

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

  A summary of the period to period changes in the principal items included in the Condensed Statements of Income for the three months ended March 31, 1998 and 1997 and unit sales for these periods is shown below:

                                                 Three Months Ended
                                                      March 31,
                                                     1998 and 1997
                                                 Increase (Decrease)
                                               (Dollars in thousands)

Electric Operating Revenues                     $(5,494)    (16.6)%

Operating Expenses -
 Electricity purchased for resale,
   transmission and fuel                         (8,181)    (35.3)
 Other operation and maintenance                   (935)    (15.4)
 Depreciation                                       382      34.1
 Taxes -
   Federal and state income                       1,422     339.4
   Local property and other                         (71)     (6.8)
                                                 (7,383)    (23.2)

Operating Income                                  1,889     155.1

Other Income                                        (33)     (7.5)

Income Before Interest Charges                    1,856     112.1

Interest Charges                                     (4)     (0.5)

Net Income                                      $ 1,860     219.1

Unit Sales (MWH)
  Retail                                          5,133       1.6
  Wholesale                                     (23,249)    (28.4)
    Total unit sales                            (18,116)     (4.6)

      The following is a summary of unit sales (in MWH) for the periods indicated:

                                             Unit Sales (MWH)
          Three Months Ended         Total      Retail     Wholesale

          March 31, 1998            378,897     320,304      58,593
          March 31, 1997            397,013     315,171      81,842

<PAGE 10>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

Operating Revenues, Electricity Purchased For Resale, Transmission and Fuel

    Operating revenues for the first quarter of 1998 decreased $5.5 million or 16.6% due to decreases in electricity purchased for resale, fuel ($1.1 million) and transmission charges ($358,000), offset, in part by a 1.6% increase in retail unit sales. During the quarter the decrease in electricity purchased for resale of $6.7 million or 32.9% reflects lower fuel costs and a $2.8 million deferral of costs in conjunction with the Company's restructuring plan as approved by the Massachusetts Department of Telecommunications and Energy (DTE). The Company has unbundled its rates, provided customers with a ten percent discount as of March 1, 1998 and affords customers the opportunity to purchase generation supply in the competitive market consistent with the electric industry restructuring legislation further discussed below. Delivery rates are composed of a customer charge (to collect metering and billing costs), a distribution charge, a transition charge (to collect stranded costs), a transmission charge, an energy conservation charge (to collect costs for demand-side management programs) and a renewable energy charge. Electric-ity supply services provided by the Company include optional standard offer service and default service. Amounts collected through these various charges will be reconciled to actual expenditures on an on-going basis.

    Despite the increase in retail sales (1.6%), reflecting increases in sales to all customer segments, total unit sales for the quarter decreased 4.6% as a result of a 28.4% decrease in wholesale sales due primarily to a decrease in sales to ISO - New England (formerly the New England Power Pool).

Operating Expenses

    For the first quarter of 1998, operation and maintenance decreased $935,000, or 15.4%, primarily due to labor savings ($429,000) realized from a personnel reduction program initiated during the second quarter of 1997. Also contributing to the decrease in operation and maintenance during the quarter were lower insurance and benefits costs ($324,000). Depreciation expense increased due to a higher level of depreciable plant. The increase in federal and state income taxes was due to a higher level of pretax income.

Interest Charges

    Interest charges for the current three-month period were virtually unchanged reflecting lower long-term interest costs ($68,000) offset by an increase in short-term costs ($64,000) that reflect a higher average level of short-term borrowings.

Industry Restructuring

    On November 25, 1997, the Governor of Massachusetts signed into law the Electric Industry Restructuring Act (the Act). Provisions of this legislation include, among other things, a 10 percent discount on standard offer service and retail choice of energy supplier effective March 1, 1998, with a subse-quent increase in the discount on standard offer service of up to 15 percent upon completion of divestiture of non-nuclear generating assets and possible securitization of net non-mitigable stranded costs; and, recovery of transition costs subject to review and an audit process.

    The Company, together with affiliates Commonwealth Electric Company

<PAGE 11>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

(Commonwealth) and Canal Electric Company (Canal), filed a comprehensive electric restructuring plan with the DTE in November 1997, that was substantially approved by the DTE in February 1998. While the Company is encouraged with the treatment afforded stranded or transition cost recovery by the legislation and the DTE, the mandated customer discount could have a significant impact on future cash flows of the Company and Commonwealth.

    It is now likely that a referendum will appear on the ballot in November of this year that is seeking to repeal the legislation. The Company's management is unable to predict what the ultimate outcome of this challenge will be.

Auction Process

    In March 1997, the Company, together with Canal and Commonwealth, submitted a report to the DTE that detailed the proposed auction process for selling their electric generation assets and entitlements. The process included a standard sealed-bid auction for generation assets and entitlements from purchased power contracts. The auction process provided a market-based approach to maximizing stranded cost mitigation and minimizing the transition costs that retail customers will have to pay for stranded cost recovery. A request for bids from interested parties was issued last August followed by an Offering Memorandum in October. Potential bidders examined all pertinent information related to the generating facilities and purchased power agreements in order to prepare and submit their first round of bids in mid-December. In January 1998, the companies selected a short list of potential bidders, each of whom submitted a final binding bid on May 8, 1998. The ultimate selection of the winning bidder or bidders is expected to be made after a two-week evaluation period. The closing process and the required regulatory filings are expected to be completed in 1998.

Year 2000

    The Company has been involved in Year 2000 compliancy since 1996. A complete inventory and review of software, information processing and delivery systems has been completed, and work continues on computer systems wherever necessary. While some computer systems have already been updated, tested and placed in production, the Company expects to complete the balance of the modifications by early 1999.

    Costs associated with Year 2000 compliancy are being expensed as incurred. The total cost of this project is expected to be funded with internally generated funds.

    Management believes that with appropriate modifications, the Company will be fully compliant regarding all Year 2000 issues and will continue to provide its products and services uninterrupted through the millennium change.
Failure to become fully compliant could have a significant impact on the Company's operations.

<PAGE 12>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company was an intervenor in an appeal at the Massachusetts Supreme Judicial Court (SJC) filed by the Massachusetts Institute of Technology (MIT) involving a DTE decision approving a customer transition charge (CTC) for the recovery of stranded investment costs. By its terms, the CTC was terminated on March 1, 1998, coincident with the retail access date established by the Massachusetts Legislature in the Electric Industry Restructuring Act. On September 18, 1997, the SJC remanded the CTC matter to the DTE for further consideration. The SJC stated that, although recovery of prudent and verifiable stranded costs by utility companies is in the public interest and consistent with the Public Utility Regulatory Policies Act, the insufficiencies of the DTE's subsidiary findings precluded the SJC from undertaking a meaningful review of the DTE's calculations that formed the basis of the CTC. The DTE is in the process of determining whether to hear additional evidence in the remand or to rely on the record and pleadings already filed. This issue is discussed more fully in the Company's 1997 Annual Report on Form 10-K. At this time, management is unable to predict the ultimate outcome of this proceeding.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits

         Exhibit 27 - Financial Data Schedule.

         Filed herewith as Exhibit 1 is the Financial Data Schedule for the three months ended March 31, 1998.

   (b)   Reports on Form 8-K

         No reports on Form 8-K were filed during the three months ended March 31, 1998.

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




Date:   May 15, 1998