Form 10-Q
period 1998-06-30
CAMBRIDGE ELECTRIC LIGHT CO
filed 1998-08-14
CIK 16573

<PAGE 1>


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549-1004

                                   Form 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1998

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

                                               Outstanding at
           Class of Common Stock               August 1, 1998
        Common Stock, $25 par value            346,600 shares

The Company meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.

<PAGE 2>

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


                       CAMBRIDGE ELECTRIC LIGHT COMPANY

                           CONDENSED BALANCE SHEETS

                      JUNE 30, 1998 AND DECEMBER 31, 1997

                                    ASSETS

                            (Dollars in thousands)



                                                    June 30,     December 31,
                                                     1998            1997
                                                  (Unaudited)

PROPERTY, PLANT AND EQUIPMENT, at original cost    $165,546        $163,914
  Less - Accumulated depreciation                    68,356          63,706
                                                     97,190         100,208
  Add - Construction work in progress                 2,244             757
                                                     99,434         100,965

INVESTMENTS
  Equity in nuclear electric power companies         10,375           9,849
  Other                                                   5               5
                                                     10,380           9,854

CURRENT ASSETS
  Cash                                                  468             521
  Accounts receivable
    Affiliates                                        2,829           2,743
    Customers                                        12,051          12,483
  Unbilled revenues                                   1,085           3,047
  Prepaid taxes -
    Income                                              746           1,192
    Property                                              -           1,697
  Inventories and other                               2,122           1,977
                                                     19,301          23,660

DEFERRED CHARGES
  Regulatory assets                                  72,126          70,466
  Other                                               3,165           2,176
                                                     75,291          72,642

                                                   $204,406        $207,121





                            See accompanying notes.

<PAGE 3>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

                           CONDENSED BALANCE SHEETS

                      JUNE 30, 1998 AND DECEMBER 31, 1997

                        CAPITALIZATION AND LIABILITIES

                            (Dollars in thousands)


                                                    June 30,     December 31,
                                                      1998           1997
                                                  (Unaudited)
CAPITALIZATION
  Common Equity -
    Common stock, $25 par value -
      Authorized and outstanding -
        346,600 shares, wholly-owned by
        Commonwealth Energy System (Parent)        $  8,665        $  8,665
    Amounts paid in excess of par value              27,953          27,953
    Retained earnings                                12,372          11,607
                                                     48,990          48,225
  Long-term debt, including premiums, less
    maturing debt and current sinking fund
    requirements                                      7,302          17,402
                                                     56,292          65,627
CURRENT LIABILITIES
  Interim Financing -
    Notes payable to banks                           29,750          19,000
    Advances from affiliates                          1,535          11,290
    Maturing long-term debt                          10,000             -
                                                     41,285          30,290

  Other Current Liabilities -
    Current sinking fund requirements                   100             100
    Accounts payable
      Affiliates                                      3,921           4,144
      Other                                           7,545           8,076
    Accrued local property and other taxes               22           1,706
    Accrued interest                                    430             460
    Other                                             6,465           3,830
                                                     18,483          18,316
                                                     59,768          48,606
DEFERRED CREDITS
  Accumulated deferred income taxes                  15,399          15,135
  Purchased power contracts                          61,695          66,223
  Unamortized investment tax credits and other       11,252          11,530
                                                     88,346          92,888

COMMITMENTS AND CONTINGENCIES

                                                   $204,406        $207,121



                            See accompanying notes.

<PAGE 4>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

             CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                            (Dollars in thousands)
                                  (Unaudited)



                                    Three Months Ended     Six Months Ended
                                      1998      1997        1998      1997

ELECTRIC OPERATING REVENUES          $27,155   $30,048     $54,726   $63,113

OPERATING EXPENSES
  Electricity purchased for resale,
    transmission and fuel             15,755    19,655      30,781    42,862
  Other operation and maintenance      6,272     8,548      11,400    14,611
  Depreciation                         2,129     1,119       3,630     2,238
  Taxes -
    Income                               940      (283)      2,781       136
    Local property                       760       757       1,525     1,534
    Payroll and other                    181       202         384       464
                                      26,037    29,998      50,501    61,845

OPERATING INCOME                       1,118        50       4,225     1,268

OTHER INCOME                             344       587         749     1,025

INCOME BEFORE INTEREST CHARGES         1,462       637       4,974     2,293

INTEREST CHARGES
  Long-term debt                         361       407         722       837
  Other interest charges                 446       477         888       854
                                         807       884       1,610     1,691

NET INCOME                               655      (247)      3,364       602

RETAINED EARNINGS -
  Beginning of period                 14,316    10,082      11,607     9,233
  Dividends on common stock           (2,599)     (589)     (2,599)     (589)

RETAINED EARNINGS -
  End of period                      $12,372   $ 9,246     $12,372   $ 9,246








                            See accompanying notes.

<PAGE 5>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

                      CONDENSED STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                            (Dollars in thousands)
                                  (Unaudited)



                                                         1998        1997

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                           $ 3,364     $   602
  Effects of noncash items -
    Depreciation and amortization                        3,882       2,238
    Deferred income taxes and investment tax
      credits, net                                         392        (808)
    Earnings from corporate joint ventures                (564)       (644)
  Dividends from corporate joint ventures                   38          91
  Change in working capital, exclusive of cash and
    interim financing                                    4,473      (1,164)
  Transition costs deferral                             (6,322)          -
  All other operating items                                161        (180)
Net cash provided by operating activities                5,424         135

CASH FLOWS FOR INVESTING ACTIVITIES
  Additions to property, plant and equipment            (3,773)     (1,886)

CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of dividends                                  (2,599)       (589)
  Proceeds from short-term borrowings                   10,750       8,875
  Payments to affiliates                                (9,755)     (2,200)
  Long-term debt issue refunded                              -      (4,260)
  Sinking funds payments                                  (100)       (100)
Net cash provided by (used for)
  financing activities                                  (1,704)      1,726

Net decrease in cash                                       (53)        (25)
Cash at beginning of period                                521         143
Cash at end of period                                  $   468     $   118


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest (net of capitalized amounts)              $ 1,552     $ 1,738
    Income taxes                                       $ 1,277     $   883




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

      The Company has 146 regular employees including 110 (75%) represented by a collective bargaining unit. Upon expiration of the existing collective bargaining agreement on September 1, 1998, a new agreement, which has already been ratified, will become effective through March 1, 2001.
  Employee relations have generally been satisfactory.

      On May 27, 1998, the System announced that three of its subsidiary companies (Commonwealth Electric Company, Canal Electric Company and the Company) have selected affiliates of Southern Energy New England, L.L.C., an affiliate of The Southern Company, to buy substantially all of their non-nuclear electric generating assets in conjunction with electric industry restructuring in Massachusetts.

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

      The unaudited financial statements for the periods ended June 30, 1998 and 1997 reflect, in the opinion of the Company, all adjustments (consisting of only normal recurring accruals, except for a one-time charge recorded in June 1997 as described in Management's Discussion and Analysis of Results of Operations)necessary to summarize fairly the results for such periods. In addition, certain prior period amounts are reclassified from time to time to conform with the presentation used in the current period's financial statements.

      Income tax expense is recorded using the statutory rates in effect applied to book income subject to tax recorded in the interim period.

      The results for interim periods are not necessarily indicative of results for the entire year because of seasonal variations in the consump-tion of energy.

<PAGE 7>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

      (b) Regulatory Assets and Liabilities

      The Company is regulated as to rates, accounting and other matters by various authorities including the Federal Energy Regulatory Commission
  (FERC) and the Massachusetts Department of Telecommunications and Energy
  (DTE).

      Based on the current regulatory framework, the Company accounts for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." The Company has established various regulatory assets in cases where the DTE and/or the FERC have permitted or are expected to permit recovery of specific costs over time. Similarly, the regulatory liabilities established by the Company are required to be refunded to customers over time. In the event the criteria for applying SFAS No. 71 are no longer met, the accounting impact would be an extraordinary, noncash charge to operations of an amount that could be material. Criteria that give rise to the discontinuance of SFAS No. 71 include: 1) increasing competition that restricts the Company's ability to establish prices to recover specific costs, and 2) a significant change in the current manner in which rates are set by regulators from cost-based regulation to another form of regulation. These criteria are reviewed on a regular basis to ensure the continuing application of SFAS No. 71 is appropriate. Based on the current evaluation of the various factors and conditions that are expected to impact future cost recovery, the Company believes that its regulatory assets including those related to generation, are probable of future recovery.

      As a result of electric industry restructuring, the Company discontinued application of accounting principles applied to its investment in electric generation facilities effective March 1, 1998. The Company will not be required to write off any of its generation-related assets, including regulatory assets. These assets will be retained on the Company's Balance Sheets because the legislation and DTE's plan for the restructured electric industry specifically provide for their recovery through a non-bypassable transition charge.

      The principal regulatory assets included in deferred charges were as follows:
                                                    June 30,     December 31,
                                                      1998          1997
                                                    (Dollars in thousands)
        Maine Yankee unrecovered plant
            and decommissioning costs               $32,595        $34,908
        Connecticut Yankee unrecovered plant
            and decommissioning costs                26,839         28,566
        Yankee Atomic unrecovered plant
            and decommissioning costs                 2,261          2,749
        Postretirement benefits costs                 3,414          3,596
        Transition costs                              6,329            -
        Other                                           688            647
                                                    $72,126        $70,466

      The regulatory liabilities, reflected in the accompanying Balance Sheets and related to deferred income taxes, were $2.9 million and $3 million at

<PAGE 8>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

  June 30, 1998 and December 31, 1997, respectively.

      In November 1997, the Commonwealth of Massachusetts enacted a comprehen-sive electric utility industry restructuring bill. On November 19, 1997, the Company, together with Commonwealth Electric Company (Commonwealth) and Canal Electric Company (Canal), filed a restructuring plan with the DTE.
  The plan, approved by the DTE on February 27, 1998, provides that the Company and Commonwealth, beginning March 1, 1998, initiate a ten percent rate reduction for all customer classes and allow customers to choose their energy supplier. As part of the plan, the DTE authorized the recovery of certain strandable costs and provides that certain future costs may be deferred to achieve or maintain the rate reductions that the restructuring bill mandates. The legislation gives the DTE the authority to determine the amount of strandable costs that will be eligible for recovery. Costs that will qualify as strandable costs and be eligible for recovery include, but are not limited to, certain above market costs associated with generating facilities, costs associated with long-term commitments to purchase power at above market prices from independent power producers, and regulatory assets and associated liabilities related to the generation portion of the electric business.

      The cost of transitioning to competition will be mitigated, in part, by the sale of the system's non-nuclear generating assets. The sale is expected to be completed by year-end 1998 pending receipt of the necessary regulatory approvals. The net proceeds from the sale of these assets will be used to mitigate transition costs.

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

(2)   Commitments and Contingencies

      (a) Construction Program

      The Company is engaged in a continuous construction program presently estimated at $24.8 million for the five-year period 1998 through 2002. Of that amount, $7 million is estimated for 1998. As of June 30, 1998 the Company's actual construction expenditures amounted to approximately $3.8 million including an allowance for funds used during construction. The Company expects to finance these expenditures on an interim basis with internally-generated funds and short-term borrowings which are ultimately expected to be repaid with the proceeds from sales of long-term debt securities.

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

    A summary of the period to period changes in the principal items included in the Condensed Statements of Income for the three and six months ended June 30, 1998 and 1997 and unit sales for these periods is shown below:

                                      Three Months            Six Months
                                     Ended June 30,          Ended June 30,
                                     1998 and 1997           1998 and 1997
                                              Increase (Decrease)
                                            (Dollars in thousands)

Electric Operating Revenues        $(2,893)    (9.6)%      $(8,387)   (13.3)%

Operating Expenses -
  Electricity purchased for
    resale, transmission and fuel   (3,900)   (19.8)       (12,081)   (28.2)
  Other operation and maintenance   (2,276)   (26.6)        (3,211)   (22.0)
  Depreciation                       1,010     90.3          1,392     62.2
  Taxes -
    Federal and state income         1,223    432.2          2,645  1,944.9
    Local property and other           (18)    (1.9)           (89)    (4.5)
                                    (3,961)   (13.2)       (11,344)   (18.3)

Operating Income                     1 068  2,136.0          2,957    233.2

Other Income                          (243)   (41.4)          (276)   (26.9)

Income Before Interest Charges         825    129.5          2,681    116.9

Interest Charges                       (77)    (8.7)           (81)    (4.8)

Net Income                         $   902    365.2        $ 2,762    458.8


Unit Sales (MWH)
  Retail                            13,222      4.3         18,355      2.9
  Wholesale                         (6,101)   (15.2)       (29,350)   (24.1)
    Total unit sales                 7,121      2.0        (10,995)    (1.5)


      The following is a summary of unit sales for the periods indicated:

                                     Unit Sales (MWH)
                         Three Months                    Six Months
Period Ended      Total   Retail   Wholesale     Total   Retail   Wholesale

June 30, 1998    357,159  323,209    33,950     736,056  643,513    92,543
June 30, 1997    350,038  309,987    40,051     747,051  625,158   121,893

<PAGE 10>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

Operating Revenues, Electricity Purchased For Resale, Transmission and Fuel

    Operating revenues for the first six months of 1998 decreased approximately $8.4 million or 13.3% due to decreases in electricity purchased for resale, fuel ($889,000) and transmission charges ($386,000). The decrease in electricity purchased for resale of $10.8 million reflects lower fuel costs and a $6.3 million deferral of costs in conjunction with the Company's restructuring plan as approved by the Massachusetts Department of Telecommunications and Energy (DTE). The decrease in operating revenues for the current quarter of $2.9 million or 9.6% reflects a $3.5 million deferral. The decrease in operating revenues for both current periods was offset somewhat by increases in retail unit sales. As a result of industry restructuring, the Company has unbundled its rates, provided customers with a ten percent rate reduction as of March 1, 1998 and has afforded customers the opportunity to purchase generation supply in the competitive market consistent with the electric industry restructuring legislation further discussed below. Delivery rates are composed of a customer charge (to collect metering and billing costs), a distribution charge, a transition charge (to collect stranded costs), a transmission charge, an energy conservation charge (to collect costs for demand-side management programs) and a renewable energy charge. Electricity supply services provided by the Company include optional standard offer service and default service. Amounts collected through these various charges will be reconciled to actual expenditures on an on-going basis.

    The increase in retail sales for both current periods reflects increases in sales to commercial and industrial customers, while for both periods the decrease in wholesale sales was due primarily to a decrease in sales to ISO - New England (formerly the New England Power Pool).

Operating Expenses

    For the current quarter and first half of 1998, operation and maintenance decreased $2.3 million (26.6%) and $3.2 million (22%), respectively, due primarily to the absence of a one-time charge ($2.5 million) related to the personnel reduction program initiated during the second quarter of 1997. Also contributing to the decrease in both the current quarter and first half of 1998 were labor savings realized from the aforementioned personnel reduction program (approximately $400,000 and $450,000, respectively) and lower insurance and benefits costs. Depreciation expense increased reflecting the treatment allowed for production plant pursuant to the electric industry restructuring legislation. The increase in federal and state income taxes was due to a higher level of pretax income.

Other Income and Interest Charges

    The deceases in other income during the current quarter was primarily due to a lower rate of return relative to steam production for an affiliated steam company ($105,000).

    The decrease in interest charges for the current three and six-month periods reflects lower long-term interest costs ($46,000 and $115,000, respectively) offset, in part, during the six-month period by an increase in short-term interest costs ($53,000) that reflects a higher average level of short-term borrowings.

<PAGE 11>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

Industry Restructuring

    On November 25, 1997, the Governor of Massachusetts signed into law the Electric Industry Restructuring Act (the Act). This legislation provided, among other things, that customers of retail electric utility companies who take standard offer service receive a 10 percent rate reduction and be allowed to choose their energy supplier, effective March 1, 1998. The Act also provides that utilities be allowed full recovery of transition costs subject to review and an audit process. The rate reduction mandated by the legisla-tion increases to 15 percent effective September 1, 1999 for customers who continue to take standard offer service.

    It is likely that a statewide referendum will appear on the ballot in November of this year that is seeking to repeal the legislation. Management is unable to predict what the ultimate outcome of this challenge will be.

    The Company, together with Canal and Commonwealth, filed a comprehensive electric restructuring plan with the DTE in November 1997, that was substantially approved by the DTE in February 1998. The divestiture of the Company's non-nuclear generation assets and the entitlements associated with its purchased power contracts is an integral part of the Company's restructuring plan and is consistent with the Act. While the Company is encouraged with the treatment afforded net non-mitigable transition costs (which, for the Company, are primarily the result of above-market purchased power contracts with non-utility generators) by the legislation and the DTE, the mandated rate reduction has had a significant impact on cash flows of the Company. However, the successful results of the generation auction, as discussed below, could significantly reduce the impact that the rate reductions will have on future cash flows.

    In March 1997, the Company, together with Canal and Commonwealth, had submitted a report to the DTE that detailed the proposed auction process for selling their electric generation assets and the entitlements associated with purchased power contracts. The auction process provided a market-based approach to maximizing stranded cost mitigation and minimizing the transition costs that retail customers will have to pay for stranded cost recovery. A request for bids from interested parties was issued last August and an Offering Memorandum followed in October. Potential bidders examined all pertinent information related to the generating facilities and purchased power contracts in order to prepare and submit their first round of bids in mid-December. Final binding bids were submitted on May 8, 1998.

    On May 27, 1998, the System announced that three of its subsidiary companies (Commonwealth, Canal and the Company) had selected affiliates of Southern Energy New England, L.L.C., an affiliate of The Southern Company of Atlanta, Georgia, to buy substantially all of their non-nuclear electric generating assets for approximately $462 million (subject to certain adjustments at closing). These facilities represent 984 megawatts (mw) of electric capacity and have an approximate book value of $79 million.

    The plants being sold include: Canal Unit 1 (566 mw) and a one-half interest in Canal Unit 2 (282.5 mw) located in Sandwich, MA and owned by Canal Electric; the Kendall Station facility (67 mw) and the adjacent Kendall Jets (46 mw), located in Cambridge, MA and owned by the Company; five diesel generators (13.8 mw) in Oak Bluffs and West Tisbury on the island of Martha's

<PAGE 12>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

Vineyard that are owned by Commonwealth Electric, and a 1.4 percent joint-ownership interest (8.9 mw) in Wyman Unit No. 4 located in Yarmouth, ME, also owned by Commonwealth Electric.

    The Company continues to evaluate bids related to the purchased power contracts. Also, the Company is evaluating the disposition of the Blackstone Station generating unit (15.3 mw) located in Cambridge, MA which is subject to a right of first offer held by Harvard University on any divestiture of the facility.

    On July 31, 1998, a formal divestiture filing was submitted to the FERC and the DTE that requests approval of the sale of the Company's generating assets and further proposes (subject to completion of the sale) that the current 10 percent rate reduction increase, effective January 1, 1999, to 15.2 percent. In addition, the Company proposes to increase the retail price of standard offer service, starting January 1, 1999, from the present rate of 2.8 cents per kilowatthour (kwh) to 3.5 cents. At the same time that the price for standard offer service is increased, the transition charge for the Company's customers will decline from 2.73 cents per kwh to 1.56 cents. These proposed changes are intended to further reduce the cost of electricity to customers, to make the market increasingly more attractive for independent power suppliers to sell electricity directly to consumers, and to reduce the Company's cost deferrals associated with the pricing of standard offer service. The required approvals of the sale and rate structure are expected to be received by year-end 1998.

Year 2000

    The Company has been involved in Year 2000 compliancy since 1996. A complete inventory and review of software, information processing, delivery systems and operational components for certain facilities has been completed, and work continues on computer systems wherever necessary. While some computer systems have already been updated, tested and placed in production, the Company expects to complete the balance of the modifications by mid-1999.

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

New Accounting Standard

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts possibly including fixed-price power contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently

<PAGE 13>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

    SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and may be implemented as of the beginning of any fiscal quarter after issuance but cannot be applied retroactively. SFAS No. 133 must be applied to derivative instruments and certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1997 and, at the Company's election, before January 1, 1998.

    The Company has not yet quantified the impacts of adopting SFAS No. 133 on its financial statements and has not determined the timing of its method of adopting SFAS No. 133.

Forward-Looking Statements

    This discussion contains statements which, to the extent it is not a recitation of historical fact, constitute "forward-looking statements" and is intended to be subject to the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995. A number of important factors affecting the Company's business and financial results could cause actual results to differ materially from those reflected in the forward-looking statements or projected amounts. Those factors include developments in the legislative, regulatory and competitive environment, certain environmental matters, demands for capital and the availability of cash from various sources.

<PAGE 14>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company was an intervenor in an appeal at the Massachusetts Supreme Judicial Court (SJC) filed by the Massachusetts Institute of Technology (MIT) involving a DTE decision approving a customer transition charge (CTC) for the recovery of stranded investment costs. By its terms, the CTC was terminated on March 1, 1998, coincident with the retail access date established by the Massachusetts Legislature in the Electric Industry Restructuring Act. On September 18, 1997, the SJC remanded the CTC matter to the DTE for further consideration. The SJC stated that, although recovery of prudent and verifiable stranded costs by utility companies is in the public interest and consistent with the Public Utility Regulatory Policies Act, the insufficiencies of the DTE's subsidiary findings precluded the SJC from undertaking a meaningful review of the DTE's calculations that formed the basis of the CTC. The DTE is in the process of determining whether to hear additional evidence in the remand or to rely on the record and pleadings already filed. On January 16, 1998, the Company had submitted to the DTE a customer exit charge rate tariff and sought a finding that the tariff would apply to MIT. On July 23, 1998, the DTE issued a ruling which rejected the form of customer exit charge rate tariff, but opened a new investigation into whether MIT should be required to pay an exit charge, and, if so, what the amount of the exit charge should be. Also, the DTE's investigation includes whether this case should be joined with the remand proceeding currently before the DTE. This issue is discussed more fully in the Company's 1997 Annual Report on Form 10-K. At this time, management is unable to predict the ultimate outcome of this proceeding.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits

         Exhibit 27 - Financial Data Schedule.

         Filed herewith as Exhibit 1 is the Financial Data Schedule for the three months ended June 30, 1998.

   (b)   Reports on Form 8-K

         A report on Form 8-K was filed June 5, 1998 for an event first reported May 27, 1998 regarding the sale of the Company's generating assets.

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




Date:   August 14, 1998