Form 10-Q
period 1998-09-30
CAMBRIDGE ELECTRIC LIGHT CO
filed 1998-11-13
CIK 16573

<PAGE 1>


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549-1004

                                   Form 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1998

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

                                               Outstanding at
           Class of Common Stock              November 1, 1998
        Common Stock, $25 par value            346,600 shares

The Company meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.

<PAGE 2>

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


                       CAMBRIDGE ELECTRIC LIGHT COMPANY

                           CONDENSED BALANCE SHEETS

                   SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                    ASSETS

                            (Dollars in thousands)



                                                 September 30,   December 31,
                                                     1998            1997
                                                  (Unaudited)

PROPERTY, PLANT AND EQUIPMENT, at original cost    $167,231        $163,914
  Less - Accumulated depreciation                    68,659          63,706
                                                     98,572         100,208
  Add - Construction work in progress                 2,187             757
                                                    100,759         100,965

INVESTMENTS
  Equity in nuclear electric power companies          9,739           9,849
  Other                                                   5               5
                                                      9,744           9,854

CURRENT ASSETS
  Cash                                                  410             521
  Accounts receivable -
    Affiliates                                          655           2,743
    Customers                                        12,856          12,483
  Unbilled revenues                                   2,404           3,047
  Prepaid taxes -
    Income                                              248           1,192
    Property                                          2,545           1,697
  Inventories and other                               1,567           1,977
                                                     20,685          23,660

DEFERRED CHARGES
  Regulatory assets                                  69,460          70,466
  Other                                               3,390           2,176
                                                     72,850          72,642

                                                   $204,038        $207,121





                            See accompanying notes.

<PAGE 3>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

                           CONDENSED BALANCE SHEETS

                   SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                        CAPITALIZATION AND LIABILITIES

                            (Dollars in thousands)


                                                September 30,    December 31,
                                                    1998             1997
                                                 (Unaudited)
CAPITALIZATION
  Common Equity -
    Common stock, $25 par value -
      Authorized and outstanding -
        346,600 shares, wholly-owned by
        Commonwealth Energy System (Parent)        $  8,665        $  8,665
    Amounts paid in excess of par value              27,953          27,953
    Retained earnings                                13,995          11,607
                                                     50,613          48,225
  Long-term debt, including premiums, less
    maturing debt and current sinking fund
    requirements                                      7,301          17,402
                                                     57,914          65,627
CURRENT LIABILITIES
  Interim Financing -
    Notes payable to banks                           16,675          19,000
    Advances from affiliates                          9,825          11,290
    Maturing long-term debt                          10,000             -
                                                     36,500          30,290

  Other Current Liabilities -
    Current sinking fund requirements                   100             100
    Accounts payable -
      Affiliates                                      4,791           4,144
      Other                                           6,166           8,076
    Accrued local property and other taxes            3,375           1,706
    Other                                             8,862           4,290
                                                     23,294          18,316
                                                     59,794          48,606
DEFERRED CREDITS
  Accumulated deferred income taxes                  15,573          15,135
  Purchased power contracts                          59,603          66,223
  Unamortized investment tax credits and other       11,154          11,530
                                                     86,330          92,888

COMMITMENTS AND CONTINGENCIES

                                                   $204,038        $207,121




                            See accompanying notes.

<PAGE 4>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

             CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                            (Dollars in thousands)
                                  (Unaudited)



                                    Three Months Ended     Nine Months Ended
                                      1998      1997        1998      1997

ELECTRIC OPERATING REVENUES          $33,531   $35,721     $88,257   $98,834

OPERATING EXPENSES
  Electricity purchased for resale,
    transmission and fuel             20,794    23,388      51,575    66,250
  Other operation and maintenance      7,036     6,547      18,436    21,158
  Depreciation                         2,152     1,119       5,782     3,357
  Taxes -
    Income                             1,183     1,181       3,964     1,317
    Local property                       767       776       2,292     2,310
    Payroll and other                    187       242         571       706
                                      32,119    33,253      82,620    95,098

OPERATING INCOME                       1,412     2,468       5,637     3,736

OTHER INCOME                           1,823       335       2,572     1,360

INCOME BEFORE INTEREST CHARGES         3,235     2,803       8,209     5,096

INTEREST CHARGES
  Long-term debt                         359       362       1,082     1,199
  Other interest charges                 559       461       1,446     1,315
                                         918       823       2,528     2,514

NET INCOME                             2,317     1,980       5,681     2,582

RETAINED EARNINGS -
  Beginning of period                 12,372     9,246      11,607     9,233
  Dividends on common stock             (694)      -        (3,293)     (589)

RETAINED EARNINGS -
  End of period                      $13,995   $11,226     $13,995   $11,226










                            See accompanying notes.

<PAGE 5>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

                      CONDENSED STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                      (Dollars in thousands - unaudited)



                                                         1998        1997

OPERATING ACTIVITIES
  Net income                                           $ 5,681     $ 2,582
  Effects of noncash items -
    Depreciation and amortization                        5,782       3,357
    Deferred income taxes and investment tax
      credits, net                                        (135)       (446)
    Earnings from corporate joint ventures                (830)       (884)
  Dividends from corporate joint ventures                  940         135
  Change in working capital, exclusive of cash and
    interim financing                                    7,842        (400)
  Transition costs deferral                             (5,336)        -
  All other operating items                             (1,296)        988

Net cash provided by operating activities               12,648       5,332

INVESTING ACTIVITIES
  Additions to property, plant and equipment            (5,575)     (3,115)
    (inclusive of AFUDC)

FINANCING ACTIVITIES
  Payment of dividends                                  (3,293)       (589)
  Proceeds from (payment of) short-term borrowings      (2,325)        650
  Advances from (payments to) affiliates                (1,465)      2,830
  Long-term debt issue refunded                            -        (4,260)
  Sinking funds payments                                  (101)       (101)

Net cash used for financing activities                  (7,184)     (1,470)

Net change in cash                                        (111)        747
Cash at beginning of period                                521         143
Cash at end of period                                  $   410     $   890



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest (net of capitalized amounts)              $ 2,577     $ 2,770
    Income taxes                                       $ 3,580     $ 1,122






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

      The Company has 146 regular employees including 111 (76%) represented by a collective bargaining unit. Upon expiration of the existing collective bargaining agreement on September 1, 1998, a new agreement, which was ratified earlier this year became effective through March 1, 2001. Employee relations have generally been satisfactory.

      On May 27, 1998, the System announced that three of its subsidiary companies (Commonwealth Electric Company, Canal Electric Company and the Company) selected affiliates of Southern Energy New England, L.L.C., an affiliate of The Southern Company, to buy substantially all of their non-nuclear electric generating assets in conjunction with electric industry restructuring in Massachusetts.

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

      The unaudited financial statements for the periods ended September 30, 1998 and 1997 reflect, in the opinion of the Company, all adjustments (consisting of only normal recurring accruals, except for a one-time charge recorded in June 1997 as described in Management's Discussion and Analysis of Results of Operations) necessary to summarize fairly the results for such periods. In addition, certain prior period amounts are reclassified from time to time to conform with the presentation used in the current period's financial statements.

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

      The principal regulatory assets included in deferred charges were as follows:
                                                  September 30,  December 31,
                                                      1998          1997
                                                    (Dollars in thousands)
        Maine Yankee unrecovered plant
            and decommissioning costs               $31,574        $34,908
        Connecticut Yankee unrecovered plant
            and decommissioning costs                26,007         28,566
        Transition costs                              5,930            -
        Postretirement benefits costs                 3,267          3,596
        Yankee Atomic unrecovered plant
            and decommissioning costs                 2,022          2,749
        Other                                           660            647
                                                    $69,460        $70,466

      The regulatory liabilities, reflected in the accompanying Balance Sheets and related to deferred income taxes, were $2.9 million and $3 million at

<PAGE 8>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

  September 30, 1998 and December 31, 1997, respectively.

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

      The cost of transitioning to competition will be mitigated, in part, by the sale of the system's non-nuclear generating assets. The sale was approved by the DTE on October 30, 1998 and by the FERC on November 12, 1998 (see the "Industry Restructuring" section under Management's Discussion and Analysis of Results of Operations for further discussion of the sale). The net proceeds from the sale of these assets will be used to mitigate transition costs.

      The Company's ability to recover its transition costs will depend on several factors, including the aggregate amount of transition costs the Company will be allowed to recover and the market price of electricity. Management believes that the Company will recover its transition costs. A change in any of the above listed factors could affect the recovery of transition costs and may result in a loss to the Company. For additional information relating to industry restructuring, see the "Industry Restructuring" section under Management's Discussion and Analysis of Results of Operations.

(2)   Commitments and Contingencies

      (a) Construction Program

      The Company is engaged in a continuous construction program presently estimated at $24.8 million for the five-year period 1998 through 2002. Of that amount, $7 million was estimated for 1998. As of September 30, 1998 the Company's actual construction expenditures amounted to approximately $5.6 million including an allowance for funds used during construction. The Company expects to finance these expenditures on an interim basis with internally-generated funds and short-term borrowings which are ultimately expected to be repaid with the proceeds from sales of long-term debt securities.

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

    A summary of the period to period changes in the principal items included in the Condensed Statements of Income for the three and nine months ended September 30, 1998 and 1997 and unit sales for these periods is shown below:

                                   Three Months Ended      Nine Months Ended
                                     September 30,           September 30,
                                     1998 and 1997           1998 and 1997
                                              Increase (Decrease)
                                            (Dollars in thousands)

Electric Operating Revenues        $(2,190)    (6.1)%     $(10,577)   (10.7)%

Operating Expenses -
  Electricity purchased for
    resale, transmission and fuel   (2,594)   (11.1)       (14,675)   (22.2)
  Other operation and maintenance      489      7.5         (2,722)   (12.9)
  Depreciation                       1,033     92.3          2,425     72.2
  Taxes -
    Federal and state income             2      0.2          2,647    201.0
    Local property and other           (64)    (6.3)          (153)    (5.1)
                                    (1,134)    (3.4)       (12,478)   (13.1)

Operating Income                    (1,056)   (42.8)         1,901     50.9

Other Income                         1,488    444.2          1,212     89.1

Income Before Interest Charges         432     15.4          3,113     61.1

Interest Charges                        95     11.5             14      0.6

Net Income                         $   337     17.0       $  3,099    120.0

Unit Sales (MWH)
  Retail                            23,647      6.8         42,002      4.3
  Wholesale                        (11,106)   (18.3)       (40,456)   (22.1)
    Total unit sales                12,541      3.1          1,546      0.1

      The following is a summary of unit sales for the periods indicated:

                                      Unit Sales (MWH)
                         Three Months                    Nine Months
Period Ended      Total   Retail   Wholesale     Total    Retail   Wholesale

September 30,
     1998        422,333  372,634    49,699    1,158,389  1,016,147  142,242
September 30,
     1997        409,792  348,987    60,805    1,156,843    974,145  182,698

<PAGE 10>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

Operating Revenues, Electricity Purchased For Resale, Transmission and Fuel

    Operating revenues for current nine-month period decreased approximately $10.6 million or 10.7% due to the 10 percent rate reduction (further discussed below) and decreases in electricity purchased for resale and fuel ($1.4 million), offset in part by an increase in transmission charges ($818,000). The decrease in electricity purchased for resale of $14.1 million reflects lower fuel costs and a $5.3 million deferral of costs in conjunction with the Company's restructuring plan as approved by the Massachusetts Department of Telecommunications and Energy (DTE). The decrease in operating revenues for the current quarter of $2.2 million or 6.1% reflects the 10 percent rate reduction and a decrease in electricity purchased for resale ($3.3 million), offset in part by an increase in transmission costs ($1.2 million). Operating revenues for both current periods reflects a lower level of revenue associated with demand-side management programs. The decrease in operating revenues for both current periods was offset somewhat by increases in retail unit sales.
As a result of industry restructuring, the Company has unbundled its rates, provided customers with a 10 percent rate reduction as of March 1, 1998 and has afforded customers the opportunity to purchase generation supply in the competitive market consistent with the electric industry restructuring legislation further discussed below. Delivery rates are composed of a customer charge (to collect metering and billing costs), a distribution charge, a transition charge (to collect stranded costs), a transmission charge, an energy conservation charge (to collect costs for demand-side management programs) and a renewable energy charge. Electricity supply services provided by the Company include optional standard offer service and default service. Amounts collected through these various charges will be reconciled to actual expenditures on an on-going basis.

    The increase in retail sales for both current periods reflects increases in sales to commercial and industrial customers reflecting improved economic conditions, while for both periods the decrease in wholesale sales was due primarily to a decrease in sales to ISO - New England (formerly the New England Power Pool).

Operating Expenses

    For the current nine-month period, other operation and maintenance decreased $2.7 million (12.9%) due primarily to the absence of a one-time charge ($2.5 million) related to the personnel reduction program initiated during the second quarter of 1997. Also contributing to the decrease were labor savings realized from the aforementioned personnel reduction program ($1.1 million) and lower insurance and benefits costs. The impact of these factors was offset somewhat by higher costs relating to the outsourcing of the information technology, telecommunications and network services function ($240,000 and $660,000 respectively, for the three and nine-month periods), including costs associated with Year 2000 compliance and higher costs associated with conservation and load management programs ($830,000 and $1.3 million, respectively, for the three and nine-month periods). Depreciation expense increased reflecting the treatment allowed for production plant pursuant to the electric industry restructuring legislation. The increase in federal and state income taxes was due to a higher level of pretax income.

<PAGE 11>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

Other Income and Interest Charges

    The increase in other income during the current quarter and nine-month period was primarily due to gains related to the sale of real estate ($1.3 million).

    Total interest charges increased slightly during the nine-month period reflecting lower long-term interest costs ($116,000) offset, in part, by an increase in short-term interest costs ($132,000) that reflects a higher average level of short-term borrowings. The increase in interest charges during the current quarter reflects a higher average level of short-term borrowings.

Industry Restructuring

    On November 25, 1997, the Governor of Massachusetts signed into law the Electric Industry Restructuring Act (the Act). This legislation provided, among other things, that customers of retail electric utility companies who take standard offer service receive a 10 percent rate reduction and be allowed to choose their energy supplier, effective March 1, 1998. The Act also provides that utilities be allowed full recovery of transition costs subject to review and an audit process. The rate reduction mandated by the legisla-tion increases to 15 percent effective September 1, 1999 for customers who continue to take standard offer service. A statewide ballot referendum that sought to repeal the legislation was defeated by a wide margin on November 3 of this year.

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

    In March 1997, the Company, together with Canal and Commonwealth, had submitted a report to the DTE that detailed the proposed auction process for selling their electric generation assets and the entitlements associated with purchased power contracts. The auction process provided a market-based approach to maximizing stranded cost mitigation and minimizing the transition costs that retail customers will have to pay for stranded cost recovery. A request for bids from interested parties was issued in August 1997 and an Offering Memorandum followed in October 1997. Potential bidders examined all pertinent information related to the generating facilities and purchased power contracts in order to prepare and submit their first round of bids in mid-December. Final binding bids were submitted in May 1998.

    On May 27, 1998, the System announced that three of its subsidiary companies (Commonwealth, Canal and the Company) selected affiliates of

<PAGE 12>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

Southern Energy New England, L.L.C. (Southern Energy), an affiliate of The Southern Company of Atlanta, Georgia, to buy substantially all of their non-nuclear electric generating assets for approximately $462 million (subject to certain adjustments at closing). These facilities represent 984 megawatts
(mw) of electric capacity and have an approximate book value of $79 million.

    The plants being sold include: Canal Unit 1 (566 mw) and a one-half interest in Canal Unit 2 (282.5 mw) located in Sandwich, MA and owned by Canal Electric; the Kendall Station facility (67 mw) and the adjacent Kendall Jets (46 mw), located in Cambridge, MA and owned by the Company; five diesel generators (13.8 mw) in Oak Bluffs and West Tisbury on the island of Martha's Vineyard that are owned by Commonwealth Electric, and a 1.4 percent joint-ownership interest (8.9 mw) in Wyman Unit No. 4 located in Yarmouth, ME, also owned by Commonwealth Electric.

    The Company continues to evaluate bids related to the purchased power contracts. The Company is also evaluating the disposition of the Blackstone Station generating unit (15.3 mw) located in Cambridge, MA which is subject to a right of first offer held by Harvard University on any divestiture of the facility.

    On July 31, 1998, a formal divestiture filing was submitted to the FERC and the DTE that requested approval of the sale of the Company's generating assets to Southern Energy and further proposes (subject to completion of the sale) that the current 10 percent rate reduction increase, effective January 1, 1999, to 15.2 percent. In addition, the Company proposes to increase the retail price of standard offer service, starting January 1, 1999, from the present rate of 2.8 cents per kilowatthour (kwh) to 3.5 cents. At the same time that the price for standard offer service is increased, the transition charge for the Company's customers will decline from 2.73 cents per kwh to
1.56 cents. These proposed changes, which are intended to further reduce the cost of electricity to customers, to make the market increasingly more attractive for independent power suppliers to sell electricity directly to consumers, and to reduce the Company's cost deferrals associated with the pricing of standard offer service, are based on a specific allocation methodology for the net proceeds from the sale of the Canal units.

    On October 30, 1998, the DTE approved the system's sale of its generating assets to Southern Energy. The DTE, however, deferred ruling on the allocation of proceeds from the sale of Canal Units 1 and 2 between Cambridge Electric and Commonwealth Electric and on the rate of return to be paid to customers on the net proceeds from the sale over an eleven-year period. These issues are not expected to impact the asset sale that is scheduled to close in the fourth quarter. The FERC approved the sale on November 12, 1998.

Year 2000

    The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer program that has date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a temporary inability to process transactions or engage in normal business activities.
The system has been involved in Year 2000 compliancy since 1996.

<PAGE 13>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

    The system, on a coordinated basis and with the assistance of RCG Informa-tion Technologies and other consultants, is addressing the Year 2000 issue. The system has inventoried and assessed all date sensitive information and transaction processing computer systems and determined that a substantial portion of its software needed to be modified or replaced. Plans have been developed and are being implemented to correct and test all affected systems, with priorities assigned based on the importance of the activity. The system has identified the software and hardware installations that will be necessary. All installations are expected to be completed and tested by mid-1999. The system has also inventoried its non-information technology systems that may be date sensitive, (facilities, electric and gas operations, energy sup-ply/production and distribution), that use embedded technology such as micro-controllers and micro-processors. The system anticipates that these systems will be updated or replaced as necessary and tested by mid-1999.

    Modifying and testing the system's information and transaction processing systems from 1996 through 2000 is currently expected to cost $6 to $7 million, including approximately $900,000 incurred through 1997 and $1.6 million spent during the first nine months of 1998. Approximately $1.2 million is expected to be spent in the fourth quarter of this year and the balance of $2.5 to $3 million in 1999 and 2000. Year 2000 costs have been expensed as incurred and will continue to be funded from operations.

    The system has initiated formal communications with its significant suppliers to determine the extent to which the system may be vulnerable to their failure to correct their own Year 2000 issues. The system has not received enough responses to its survey to make an accurate assessment of the Year 2000 readiness of its suppliers. Failure of the system's significant suppliers to address Year 2000 issues could have a material adverse effect on the system's operations, although it is not possible at this time to quantify the amount of business that might be lost or the costs that could be incurred by the system.

    In addition, parts of the global infrastructure, including national banking systems, electrical power grids, gas pipelines, transportation facilities, communications and governmental activities, may not be fully functional after 1999. Infrastructure failures could significantly reduce the system's ability to acquire energy and its ability to serve its customers as effectively as they are now being served. The system is identifying elements of the infrastructure that are critical to its operations and is obtaining information as to the expected Year 2000 readiness of these elements.

    The system has started its contingency planning for critical operational areas that might be affected by the Year 2000 issue if compliance by the system is delayed. System gas and electric operations currently have emergency operating plans as well as information technology disaster recovery plans as components of its standard operating procedures. These plans will be enhanced to identify potential Year 2000 risks to normal operations and the appropriate reaction to these potential failures including contingency plans that may be required for any third parties that fail to achieve Year 2000 compliance. All necessary contingency plans are expected to be completed by early 1999, although in certain cases, especially infrastructure failures, there may be no practical alternative course of action available to the system.

<PAGE 14>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

    The system is working with other energy industry entities, both regionally and nationally with respect to Year 2000 readiness and is cooperating in the development of local and wide-scale contingency planning.

    While the system believes its efforts to address the Year 2000 issue will be successful in avoiding any material adverse effect on the system's opera-tions or financial condition, it recognizes that failing to resolve Year 2000 issues on a timely basis would, in a "most reasonably likely worst case scenario," significantly limit its ability to acquire and distribute energy and process its daily business transactions for a period of time, especially if such failure is coupled with third party or infrastructure failures. Similarly, the system could be significantly affected by the failure of one or more significant suppliers, customers or components of the infrastructure to conduct their respective operations after 1999. Adverse effects on the system could include, among other things, business disruption, increased costs, loss of business and other similar risks.

    The foregoing discussion regarding Year 2000 project timing, effective-ness, implementation and costs includes forward-looking statements that are based on management's current evaluation using available information. Factors that might cause material changes include, but are not limited to, the availability of key Year 2000 personnel, the readiness of third parties, and the system's ability to respond to unforeseen Year 2000 complications.

New Accounting Standard

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts possibly including fixed-price power contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

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

<PAGE 15>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

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

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits

         Exhibit 27 - Financial Data Schedule.

         Filed herewith as Exhibit 1 is the Financial Data Schedule for the nine months ended September 30, 1998.

   (b)   Reports on Form 8-K

         No reports on Form 8-K were filed during the three months ended September 30, 1998.

<PAGE 17>

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




Date:   November 13, 1998