Form 10-K
period 1998-12-31
CAMBRIDGE ELECTRIC LIGHT CO
filed 1999-03-31
CIK 16573

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

       For the fiscal year ended December 31, 1998

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

                                               Outstanding at
           Class of Common Stock               March 16, 1999
        Common Stock, $25 par value            346,600 shares

The Company meets the conditions set forth in General Instruction I(1)(a) and
(b) of Form 10-K as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.

Documents Incorporated by Reference           Part in Form 10-K
                None                           Not Applicable

              List of Exhibits begins on page 47 of this report.

<PAGE 2>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY
                       FORM 10-K      DECEMBER 31, 1998
                               TABLE OF CONTENTS

                                    PART I
                                                                  PAGE

Item  1. Business...........................................        3

            General.........................................        3
            Electric Power Supply...........................        4
            ISO - New England...............................        5
            Energy Mix......................................        6
            Rates, Regulation and Legislation...............        6
                (a) Restructuring Legislation...............        6
                (b) Unbundled Rates.........................        8
                (c) Customer Transition Charge..............        9
                (d) Wholesale Rate Proceedings..............        9
                      Net Requirements Power Supply Agreement       9
                      Transmission Services Agreement              10
                (e) Conservation and Load Management........       11
                (f) Transmission Rate Matters...............       12
                (g) Energy Rate Matters.....................       12
              Competition...................................       12
              Construction and Financing....................       13
              Employees.....................................       13

Item  2.    Properties......................................       13

Item  3.    Legal Proceedings...............................       13



                                    PART II


Item  5.    Market for the Registrant's Common Stock and
            Related Stockholder Matters.....................       14

Item  7.    Management's Discussion and Analysis of
            Results of Operations...........................       15

Item 7A.    Quantitative and Qualitative Disclosures About
            Market Risk.....................................       23

Item  8.    Financial Statements and Supplementary Data.....       23

Item  9.    Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure..........       23

                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules and
            Reports on Form 8-K.............................       47


Signatures..................................................       59

<PAGE 3>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

                                    PART I.

Item 1. Business

    General

    Cambridge Electric Light Company (the Company) has been engaged in the generation, transmission and distribution and sale of electricity to approxi-mately 45,900 retail customers in the city of Cambridge, Massachusetts. The service territory encompasses a seven square mile area with a population of approximately 96,000. In addition, the Company sells power for resale to the Independent System Operator (ISO) - New England (the agency that operates a centralized facility to ensure reliability of service and dispatch of economi-cally available generating units throughout New England), the Town of Belmont, Massachusetts (Belmont), and sold steam from its electric generating stations at wholesale to an affiliated company for distribution to customers for space heating and other purposes. In early 1997, the Company received approval to participate as a broker in the purchase and sale of electricity.

    The Company, which was organized on January 28, 1886 pursuant to a special act of the legislature of the Commonwealth of Massachusetts, operates under the jurisdiction of the Massachusetts Department of Telecommunications and Energy (DTE), which regulates retail rates, accounting, issuance of securities and other matters. In addition, the Company files its wholesale rates with the Federal Energy Regulatory Commission (FERC). The Company is a wholly-owned subsidiary of Commonwealth Energy System (the Parent), which, together with its subsidiaries, is collectively referred to as "COM/Energy."

    In response to the significant changes that have taken place in the electric utility industry, the Company sold substantially all of its generat-ing assets in late 1998 to focus on the transmission and distribution of energy and related services. For additional information, refer to the "Restructuring Legislation" section under the "Rates, Regulation and Legisla-tion" section of this Item 1.

    In December 1998, the Parent signed an Agreement and Plan of Merger with BEC Energy, the parent company of Boston Edison Company, that will create an energy delivery company serving approximately 1.3 million customers located entirely within Massachusetts including more than one million electric cus-tomers in 81 communities and 240,000 gas customers in 51 communities. The merger is expected to occur shortly after the satisfaction of certain con-ditions, including receipt of certain regulatory approvals. The regulatory approval process is expected to be completed during the second half of 1999.

    By virtue of its charter, which is unlimited in time, the Company has been involved in the production, purchase, distribution and sale of electricity without direct competition in kind from any privately or municipally-owned utility. Alternate sources of energy are available to customers within the service territory, but competition from these sources has not been signifi-cant. However, on November 25, 1997, the Governor of Massachusetts signed into law the Electric Industry Restructuring Act that subjects the generation element of electric utility operations to competition, effective March 1, 1998, and further allows consumers for the first time to choose their electric energy supplier. While competition to provide electric supply has not yet achieved the starting point for residential customers in Massachusetts,

<PAGE 4>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

several of the Company's commercial and industrial customers (as of March
1999) are already buying power in the competitive market. For additional information, refer to the "Unbundled Rates" section under the "Rates, Regula-tion and Legislation" section of this Item 1. In early 1995, the Massachu-setts Institute of Technology, one of the Company's largest customers, completed and placed into service a natural gas cogeneration facility which will meet approximately 94% of its power needs. For further information on this facility refer to the "Customer Transition Charge" section discussion included in the "Rates, Regulation and Legislation" section. Of the Company's 1998 retail electric unit sales (86% of total sales), 12% was sold to residen-tial customers, 82% to commercial customers, 5% to industrial and 1% to streetlighting and similar types of customers.

    Electric Power Supply

    The Company sold its generating assets that consisted of the Kendall Station facility (67 megawatts (MW)) and the adjacent Kendall Jets (46 MW), located in Cambridge, MA to an affiliate of The Southern Company of Atlanta, Georgia effective December 30, 1998. The sale was the result of an auction process initiated during 1997 in response to electric industry restructuring legislation enacted in Massachusetts in November 1997. The Company will now rely on purchased power to meet its energy requirements. For further informa-tion refer to the "Restructuring Legislation" section under the "Rates, Regulation and Legislation" section of this Item 1.

    Power purchases for the Company and Commonwealth Electric Company (Common-wealth Electric), the other wholly-owned electric distribution subsidiary of the Parent, are arranged in accordance with their requirements. These arrangements have included purchases from Canal Electric Company (Canal Electric), another wholly-owned subsidiary of the Parent. These purchases included power generated at Canal Electric's generating facilities located in Sandwich, MA which were also part of the aforementioned auction and sale. However, the Company and Commonwealth Electric continue to purchase energy and capacity under a series of long-term contracts, and these entitlements include one-quarter (139.8 MW) of the capacity and energy of Canal Unit 1, which is now purchased from the new plant owner, Southern Energy Canal, L.L.C. (Southern). The Company's entitlement in Unit 1 is 28.7 MW. The Company's and Commonwealth Electric's cost of service agreements with Canal Electric for one-half (275.7 MW) of the capacity and energy purchased from Canal Unit 2 were terminated as part of the generating asset sale on December 30, 1998.
The Company's entitlement in this unit was 55 MW. The former Unit 2 agreement was replaced by a new agreement under which Southern sells energy and capacity to the Company in order to support its customer load obligation, at fixed rates that are equivalent to the Company's standard offer (wholesale) rates. The Company also has an equity ownership interest of 2 1/2% in the Vermont Yankeee nuclear unit, with a power entitlement of 11.3 MW. Vermont Yankee has granted AmerGen Energy Co. an exclusive right to negotiate an agreement to buy the plant.

    Pursuant to a Capacity Acquisition and Disposition Agreement (CADA), Canal Electric seeks to secure bulk electric power on a single system basis to provide cost savings for the customers of the Company and Commonwealth Electric. The CADA has been accepted for filing as an amendment to Canal Electric's FERC rate schedule and allows Canal Electric to act on behalf of the Company and Commonwealth Electric in the procurement of additional

<PAGE 5>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

capacity for one or both companies. The CADA is in effect for Seabrook 1 and Phases I and II of Hydro-Quebec. Exchange agreements are in place with these utilities whereby, in certain circumstances, it is possible to exchange capacity so that the mix of power improves the pricing for dispatch for both the seller and the purchaser. Power contracts are in place whereby Canal Electric bills or credits the Company and Commonwealth Electric for the costs or revenues associated with these facilities. The Company and Commonwealth Electric, in turn, have billed or are billing these charges (net of revenues from sales) to their customers through rates subject to DTE approval.

    Information relevant to life-of-the-unit contracts with nuclear units that are no longer operating in which the Company has an equity ownership is as follows:
                                          Connecticut    Maine     Yankee
                                             Yankee      Yankee    Atomic
                                               (Dollars in thousands)

Equity Ownership (%)                           4.50       4.00       2.00
Equity Ownership Balance                     $4,713     $3,476       $395
Year of Shutdown                               1996       1997       1992

For further information on Maine Yankee, Connecticut Yankee and Yankee Atomic, refer to Note 3(b)in the Company's Notes to Financial Statements filed under
Item 8 of this report.

    In addition, the Company has entitlements of 19.7 MW and 8.1 MW through Canal Electric's equity ownership in Hydro-Quebec Phase II and joint-ownership in the Seabrook nuclear unit, respectively.

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

    The Company and the Parent's other electric subsidiaries are also members of the Northeast Power Coordinating Council (NPCC), an advisory organization, which includes the major power systems in New England and New York plus the provinces of Ontario and New Brunswick in Canada. The NPCC establishes criteria and standards for reliability and serves as a vehicle for coordina-tion in the planning and operation of these systems.

    The reserve requirements used by ISO - New England participants in planning future additions are determined by ISO - New England to meet the reliability criteria recommended by the NPCC. COM/Energy estimates that, during the next ten years, reserve requirements so determined will be approxi-mately 20% of peak load.

<PAGE 6>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

    Energy Mix

    The Company's energy mix, including purchased power, was as follows:

                                     1998       1997      1996

        Oil                           60%        55%       21%
        Nuclear                       10         11        39
        Natural gas                   30         30        33
        Hydro                          -          4         7
          Total                      100%       100%      100%

    The Company's energy mix in 1998 and 1997 reflects the greater availabili-ty of the oil-fired Canal Units 1 and 2 as compared to 1996 when significant scheduled and unscheduled maintenance resulted in reduced output. The significantly reduced nuclear fuel component in 1997 reflects the permanent shutdown of the Maine and Connecticut Yankee plants.

Rates, Regulation and Legislation

    The Company operates under the jurisdiction of the DTE, which regulates retail rates, accounting, issuance of securities and other matters. In addition, the Company files its wholesale rates with the FERC.

    (a) Restructuring Legislation

    On November 25, 1997, the Governor of Massachusetts signed into law the Electric Industry Restructuring Act (the Act). This legislation provided, among other things, that customers of retail electric utility companies who take standard offer service receive a 10 percent rate reduction and be allowed to choose their energy supplier, effective March 1, 1998. The Act also pro-vides that utilities be allowed full recovery of transition costs subject to review and an audit process. The rate reduction mandated by the legislation increases to 15 percent effective September 1, 1999 for customers who continue to take standard offer service. A statewide ballot referendum that sought to repeal the legislation was defeated by a wide margin on November 3, 1998.

    The Company, together with Commonwealth Electric and Canal Electric, had filed a comprehensive electric restructuring plan with the DTE in November 1997, that was substantially approved by the DTE in February 1998. The divestiture of COM/Energy's generation assets and the entitlements associated with purchased power contracts through an auction process was an integral part of the restructuring plan and is consistent with the Act. While the Company is encouraged with the treatment afforded net non-mitigable transition costs (which, for the Company, are primarily the result of above-market purchased power contracts with non-utility generators) by the legislation and the DTE, the mandated rate reduction has had a significant impact on cash flows of the Company. However, the successful sale of the generating assets, as discussed below, will reduce the negative impact that the rate reductions will have on future cash flows.

    On May 27, 1998, COM/Energy selected affiliates of Southern Energy New England, L.L.C., an affiliate of The Southern Company of Atlanta, Georgia, to buy substantially all of its non-nuclear electric generating assets including the Company's Kendall Station facility and the adjacent Kendall Jets. As a

<PAGE 7>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

result of construction-related adjustments at the closing on December 30, 1998, the final amount of proceeds from the sale was approximately $454 million. These facilities represented 984 MW of electric capacity and had a book value of $74 million. The plants sold include: Canal Unit 1 (566 MW) and a one-half interest in Canal Unit 2 (282.5 MW) located in Sandwich, MA and owned by Canal Electric; the Kendall Station facility (67 MW) and the adjacent Kendall Jets (46 MW), located in Cambridge, MA and owned by the Company; five diesel generators (13.8 MW) in Oak Bluffs and West Tisbury on the island of Martha's Vineyard that are owned by Commonwealth Electric, and a 1.4 percent joint-ownership interest (8.9 MW) in Wyman Unit No. 4 located in Yarmouth, ME, also owned by Commonwealth Electric. The final amount of the proceeds from the sale of the Company's generating assets was approximately $58.2 million. These facilities, which represented 113 MW, had a book value of $7.1 million. No gain was recorded on the sale of the Company's generating assets because the Company is obligated to reduce its transition costs by the net proceeds of the sale.

    The Company continues to evaluate bids related to its purchased power contracts and is also evaluating the disposition of the Blackstone Station generating unit (15.3 MW) located in Cambridge, MA that is subject to a right of first offer by Harvard University on any divestiture of the facility.

    On July 31, 1998, a divestiture filing was submitted to the FERC and the DTE that requested approval of the sale of the generating assets to Southern Energy and further proposed (subject to completion of the sale) that the current 10 percent rate reduction increase, effective January 1, 1999. On October 30, 1998, the DTE approved COM/Energy's sale of assets to Southern Energy. However, at that time, the DTE deferred ruling on the allocation of the net proceeds from the sale of Canal Units 1 and 2 between the Company and Commonwealth Electric and on the rate of return to be paid to customers on the net proceeds from the sale over an eleven-year period. The FERC approved the sale on November 12, 1998.

    On December 23, 1998, the DTE approved COM/Energy's proposal to establish a special purpose affiliate, Energy Investment Services, Inc. (EIS), that will administer the above-book value net proceeds from the sale of the Canal units with the goal of preserving capital and maximizing earnings for the benefit of retail customers. EIS will credit the proceeds and any return earned to the accounts of the Company and Commonwealth Electric, resulting in a reduction in the transition costs to be billed to customers.

    On December 23, 1998, the DTE approved the divestiture filing that was submitted to the FERC and the DTE on July 31, 1998 that requested approval of the sale of the generating assets to Southern Energy and further proposed (subject to completion of the sale which occurred on December 30, 1998) that the 10 percent rate reduction increase, effective January 1, 1999, to approxi-mately 16 percent. In addition, the Company proposed to increase the retail price of standard offer service, starting January 1, 1999, from 2.8 cents per kilowatthour (kwh) to 3.5 cents. At the same time, the transition charge for the Company's customers declined from 2.73 cents per kwh to 1.447 cents.
These changes are intended to further reduce the cost of electricity to customers, to make the market increasingly more attractive for independent power suppliers to sell electricity directly to consumers, and to reduce the Company's cost deferrals associated with the pricing of standard offer service.

<PAGE 8>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

    (b) Unbundled Rates

    As a result of electric industry restructuring, the Company has unbundled its rates, provided customers with a 10 percent rate reduction as of March 1, 1998 and has afforded customers the opportunity to purchase generation supply in the competitive market. Unbundled delivery rates are composed of a customer charge (to collect metering and billing costs), a distribution charge (to collect the costs of delivering electricity), a transition charge (to collect past costs for investments in generating plants and costs related to power contracts), a transmission charge (to collect the cost of moving the electricity over high voltage lines from a generating plant), an energy conservation charge (to collect costs for demand-side management programs) and a renewable energy charge (to collect the cost to support the development and promotion of renewable energy projects). Electricity supply services provided by the Company include optional standard offer service and default service. Standard offer service is the electricity that is supplied by the local distribution company (such as the Company) until a competitive power supplier is chosen by the customer. It is designed as a seven-year transitional service to give the customer time to learn about competitive power suppliers. The price of standard offer service will increase over time. Default service is supplied by the local distribution company when a customer is not receiving power from either standard offer service or a competitive power supplier. The market price for default service will fluctuate based on the average market price for power. Amounts collected through these various charges will be reconciled to actual expenditures on an on-going basis.

    Prior to the implementation of industry restructuring on March 1, 1998, the Company had a Fuel Charge rate schedule that generally allowed for current recovery, from retail customers, of fuel used in electric production, pur-chased power and transmission costs. This schedule required a quarterly computation and DTE approval of a Fuel Charge decimal based upon forecasts of fuel, purchased power, transmission costs and billed unit sales for each period. To the extent that collections under the rate schedule did not match actual costs for that period, an appropriate adjustment was reflected in the calculation of the next subsequent calendar quarter decimal. This rate schedule is no longer in effect.

    Also prior to March 1, 1998, the Company collected a portion of capacity-related purchased power costs associated with certain long-term power arrange-ments through base rates as approved by the DTE.

    Also, prior to March 1, 1998, revenues collected through base rates were generally designed to reimburse the Company for all costs of operation other than fuel, the energy portion of purchased power, transmission and C&LM costs while providing a fair return on capital invested in the business. However, as a result of a DTE-mandated recovery mechanism for these costs (described above), the Company experienced a revenue excess or shortfall when unit sales and/or the costs recoverable in base rates varied from test-period levels. The issue, which had a significant impact on the Company's net income, was addressed in a settlement agreement approved by the DTE in May 1995 that permitted deferral of up to $2 million annually for these capacity-related purchased power costs.

<PAGE 9>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

    (c) Customer Transition Charge

     In September 1995, the DTE issued a ruling largely approving four rate tariffs, including a Customer Transition Charge (CTC), that were filed by the Company on March 15, 1995. The CTC was intended to protect remaining customers from paying certain stranded costs that were incurred in the event that the Company's largest customers discontinued full service, yet still remain connected for back-up and other services. These costs included long-term power contracts entered into to meet projected energy requirements, investments in substations, underground and overhead lines and current and future decommissioning costs associated with nuclear plants. This ruling is believed to be the first retail stranded cost charge approved nationally and follows the DTE restructuring order which endorsed, in principle, the recovery of stranded costs.

    Through the CTC, the Company recovered 75% of net stranded costs as calculated in its proposal. The Company's other rates include a Supplemental Service Rate, a Standby Service Rate and a Maintenance Service Rate each of which were approved with only minor changes.

    The Company was an intervenor in an appeal at the Massachusetts Supreme Judicial Court (SJC) filed by the Massachusetts Institute of Technology (MIT) involving this DTE decision approving the CTC for the recovery of stranded investment costs. By its terms, the CTC was terminated on March 1, 1998, coincident with the retail access date established by the Massachusetts Legislature in the Electric Industry Restructuring Act. On September 18, 1997, the SJC remanded the CTC matter to the DTE for further consideration. The SJC stated that, although recovery of prudent and verifiable stranded costs by utility companies is in the public interest and consistent with the Public Utility Regulatory Policies Act, the insufficiencies of the DTE's subsidiary findings precluded the SJC from undertaking a meaningful review of the DTE's calculations that formed the basis of the CTC. The DTE is in the process of determining whether to hear additional evidence in the remand or to rely on the record and pleadings already filed.

    (d) Wholesale Rate Proceedings

    The Town of Belmont Massachusetts Municipal Light Department (Belmont) is a municipally-owned utility that provides electric service to approximately 25,000 residential customers as well as commercial customers. Belmont purchases approximately 80 percent of its electric requirements from the Company under a Net Requirements Power Supply Agreement (NRA). The balance of its electric requirements are currently purchased from the New York Power Authority (NYPA) and Boston Edison Company and transmitted to Belmont under a Transmission Services Agreement with the Company.

       Net Requirements Power Supply Agreement

    The Company has provided electric service to Belmont for nearly a century. Historically, Belmont was a full-requirements customer of the Company, purchasing a "bundled" power supply and transmission service. In 1985, however, when Belmont received an allocation of approximately two megawatts of low-cost "preference" power from NYPA, the Company agreed to provide transmission service for Belmont's NYPA power under its firm transmission

<PAGE 10>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

tariff, and to provide "bundled" power supply and transmission service for the remainder of Belmont's power needs under a "partial requirements" tariff.

    On March 8, 1993, the Company filed, with the concurrence of Belmont, the NRA which was approved by FERC's June 18, 1993 letter order.

    Prior to approving the NRA however, FERC Staff advised the Company that the cost-of-service formula in the NRA needed to be clarified and that the Company should file such clarification at least sixty days prior to the April 1, 1998 date upon which the formula rate would become applicable under the NRA. In compliance with this requirement, on January 21, 1998, the Company submitted a supplemental filing containing the clarification to the formula rate set forth in the NRA. On February 19, 1998, Belmont filed with the FERC a protest claiming that the Company's announcement of its intention to leave the power supply business would have profound implications for Belmont as they were served from the Company's general mix of electric power and that the divestiture will result in unjust and unreasonable charges.

    On March 30, 1998, the FERC issued its order approving the Company's filing to become effective April 1, 1998 subject to the outcome of the pending proceeding.

    On April 29, 1998 Belmont filed a request for rehearing alleging the FERC erred in its March 30 Order by accepting the Company's proposed modifications to the NRA without hearing or suspension, and without requiring that the Company explain the basis for its deletion of certain protective standards. On May 29, 1998, the FERC issued its order denying rehearing.

    Subsequently, the Company and Belmont entered into negotiations to settle certain outstanding issues. An amendment to the Order has been signed by both parties and a joint offer of settlement (Joint Offer) was filed January 15, 1999. The Company awaits FERC action on the Joint Offer.

       Transmission Services Agreement

    The Company and Belmont entered into discussions in early 1993 to negotiate a transmission services agreement (TSA). However, there were significant differences between the parties and final negotiations were held in late February 1994.

    As the Company and Belmont were unable to agree on the terms of a TSA, the Company filed a proposed TSA with the FERC on June 29, 1994. Belmont intervened in the proceeding. The FERC set the TSA for hearing to determine whether or not it was consistent with a previous memorandum of understanding
(MOU) and whether the transmission rates were just and reasonable. The Company and Belmont settled on the rate of return before hearings started.

    After the hearing and filing of initial and reply briefs, on September 14, 1995, the presiding administrative law judge (ALJ) issued an initial decision.

    The ALJ found that: (i) the proposed transmission agreement rates were not just and reasonable and directed the Company to revise the rates based on directly assigned facilities and further that use rights should be based on the same direct assigned facilities; (ii) the proposed transmission agreement, revised in accordance with the findings made in the decision, are consistent

<PAGE 11>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

with the parties' MOU and; (iii) that the Company's pre-existing firm transmission tariff rate is just and reasonable.

    On October 16, 1995, Belmont filed a motion for expedited review and issuance of decision. On July 2, 1998, Belmont renewed its motion for issuance of a decision. On July 20, 1998, the FERC issued its opinion and order and affirmed certain parts and reversed other parts of the initial decision.

    On August 19, 1998, both the Company and Belmont filed requests for rehearing of the July 20, 1998 order each citing issues on which they felt the FERC had erred.

    On November 4, 1998, the FERC issued its opinion and order by granting a rehearing for certain issues and denying a rehearing for others.

    In the order on rehearing the FERC granted the Company's rehearing request on the limited rate issue regarding the method for allocating certain costs. The rehearing order resulted in the Company being able to increase its transmission rate to Belmont. In addition to the Company receiving increased transmission revenues in the future, the decision substantially reduced the Company's refund obligation to Belmont. The FERC's rehearing order denied all of Belmont's rehearing requests including when Belmont has the ability to purchase rights of use from the Company.

    The Order obligated the Company to make a compliance filing to include the necessary revisions to the TSA. Once the FERC approved and accepted the compliance filing, the Company would have 30 days to make refunds to Belmont, with interest, back to the refund effective date of January 29, 1995.

    On December 4, 1998, the Company made its compliance filing. On December 28, 1998, Belmont filed its protest claiming the Company's compliance filing contains proposed revisions to the TSA which were not directed by the FERC and therefore should be rejected.

    On January 4, 1999, Belmont filed with the United States Court of Appeals for the District of Columbia Circuit a petition for review of the July 20, 1998 and November 4, 1998 FERC orders.

    On January 12, 1999, the Company filed its response to Belmont's December 28, 1998 protest. The Company awaits FERC action on Belmont's protest.

    (e) Conservation and Load Management Programs

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

<PAGE 12>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

    (f) Transmission Rate Matters

    On March 29, 1995, the FERC issued two notices of proposed rulemaking concerning open access transmission and stranded costs. The FERC's notices proposed to remove impediments to competition in the wholesale bulk power marketplace and to bring more efficient, lower-cost power to electric consumers. On March 29, 1996, the Company filed transmission tariffs that implemented the FERC's requirements for non-discriminatory open access transmission for both point-to-point and network service. The tariffs were accepted on May 17, 1996 to be effective on May 28, 1996, but the rates are subject to an investigation initiated by the FERC itself. A settlement with the FERC regarding this investigation was filed on February 6, 1997.

    On April 24, 1996, the FERC issued Order No. 888, a set of three interrelated rules resolving the above rulemakings. The FERC required all public utilities that own, control or operate transmission facilities in interstate commerce to have on file wholesale Open Access Transmission Tariffs (OATTs) that conform to the FERC tariff contained in Order No. 888. On July 9, 1996, the Company filed OATTs that conform to the FERC's tariffs. On November 13, 1996, the FERC accepted the non-rate terms and conditions of these tariffs effective July 9, 1996, subject to a revision of one section dealing with the scheduling of services.

    On January 21, 1997, the Company filed revised OATTs to be consistent with the recently filed ISO - New England OATT. On March 4, 1997, the FERC issued Order No. 888-A which required revisions to the tariffs filed in compliance with Order No. 888. The Company filed revised OATTs on July 14, 1997. On July 31, 1997, the FERC issued an order on the July 9, 1996 filings, approving the rates, pending the outcome of any outstanding proceedings. On November 25, 1997, the FERC issued Order No. 888-B requiring minor changes that did not require an additional filing.

    On July 31, 1998, the Company filed a Settlement Agreement at FERC regarding the outstanding proceeding referred to in the Order. On September 30, 1998, following the filing of ISO - New England's revised OATT, the Company filed revised OATTs for consistency with ISO - New England. On January 28, 1999. FERC approved the July 31, 1998 Settlement Agreement which applied to the Company's July 9, 1996 OATT. Currently, the Company is awaiting decisions by FERC on the OATTs filed after 1996.

    (g) Energy Rate Matters

    On December 31, 1996, the Company and Commonwealth Electric filed market based power sales tariffs with the FERC with the intent to make wholesale power sales at fully negotiated rates. FERC approved the tariffs on February 27, 1997. In addition, the Company requested and received authorization to participate as brokers in the sale and purchase of electricity.

    Competition

    Prior to March 1, 1998, the Company developed and implemented strategies that dealt with the increasingly competitive environment facing the electric utility business. The inherently high cost of providing energy services in the Northeast had placed the region at a competitive disadvantage as more

<PAGE 13>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

customers began to explore alternative energy supply options. Pursuant to preliminary electric industry restructuring rules issued in late 1996, the DTE proposed to implement programs under which utility and non-utility generators could sell electricity to customers of other utilities without regard to previously closed franchise service areas. The DTE initially began an inquiry into incentive ratemaking in 1994. The Company had developed innovative pricing mechanisms designed to retain existing customers, add new retail and wholesale customers and expand beyond current markets.

    On February 6, 1997, due to the dramatically changing nature of the electric and gas industries, COM/Energy announced the consolidation of management personnel of the Company and affiliates Commonwealth Electric, Commonwealth Gas, COM/Energy Services Company effective on that date. The Company and these affiliates continue to operate under their existing company names. The consolidation process for these companies involved the merging of similar functions and activities to eliminate duplication in order to create the most efficient and cost-effective operation possible.

    Construction and Financing

    Information concerning the Company's construction and financing programs is contained in Note 3(a) of the Notes to Financial Statements filed under
Item 8 of this report.

    Employees

    The Company has 103 regular employees, 77 employees (75%) are represented by the Utility Workers' Union of America, A.F.L.-C.I.O. The existing collec-tive bargaining agreement is in effect through March 1, 2001. Employee relations have generally been satisfactory.

Item 2. Properties

    The Company owns and operates one steam generating plant located in Cambridge with a total capability of 15.3 MW together with an integrated system of distribution lines and substations.

    At December 31, 1998, the Company's electric transmission and distribution system consisted of 93 pole miles of overhead lines, 737 cable miles of underground line, 246 substations and 46,316 active customer meters.

Item 3. Legal Proceedings

    The Company is an intervenor in an appeal at the Massachusetts Supreme Judicial Court (SJC) filed by MIT of a decision by the DTE approving a customer transition charge that allows the Company to recover certain stranded costs. For additional information refer to "Rates, Regulation and Legislation" section in Item 1 of this report.

<PAGE 14>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

                                   PART II.

Item 5.   Market for the Registrant's Common Stock and Related
          Stockholder Matters

      (a) Principal Market

          Not applicable. The Company is a wholly-owned subsidiary of Common-wealth Energy System.

      (b) Number of Stockholders at December 31, 1998

          One

      (c) Frequency and Amount of Dividends Declared in 1998 and 1997

                      1998                            1997
                            Per Share                       Per Share
          Declaration Date    Amount      Declaration Date    Amount

          May 8, 1998          $ 7.50     April 25, 1997        $1.70
          July 23, 1998          2.00     October 27, 1997       2.50
          October 23, 1998       2.75     December 22, 1997      4.00
                               $12.25                           $8.20

          Reference is made to Note 7 of the Notes to Financial Statements filed under Item 8 of this report for the restriction against the payment of cash dividends.

      (d) Future dividends may vary depending on the Company's earnings and capital requirements as well as financial and other conditions existing at that time.

<PAGE 15>

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

    A summary of the period to period changes in the principal items included in the accompanying Statements of Income for the years ended December 31, 1998 and 1997 and unit sales for these periods is shown below:

                                        Years Ended          Years Ended
                                        December 31,         December 31,
                                       1998 and 1997        1997 and 1996
                                             Increase (Decrease)
                                           (Dollars in thousands)

Electric Operating Revenues         $(12,620)  (39.8)%    $12,222    10.3%

Operating Expenses:
 Fuel used in electric production     (1,720)  (21.7)         895    26.1
 Electricity purchased for resale    (18,492)  (23.7)       9,206    13.4
 Transmission                            951    18.6       (1,056)  (17.1)
 Other operation and maintenance        (567)   (2.2)       2,527    10.6
 Depreciation                          3,536    81.6           81     1.9
 Taxes -
   Federal and state income              832    32.1          167     6.9
   Local property and other             (342)   (8.7)          82     2.1
                                     (15,802)  (12.7)      11,902    10.6

Operating Income                       3,182    46.9          320     4.9

Other Income                             462    26.0         (209)  (10.5)

Income Before Interest Charges         3,644    42.5          111     1.3

Interest Charges                          39     1.2           15     0.5

Net Income                           $ 3,605    69.1      $    96     1.9


Unit Sales (MWH)
 Retail                               53,738     4.2       21,983     1.7
 Wholesale                           (38,255)  (14.9)      43,628    20.5
   Total unit sales                   15,483     1.0       65,611     4.4

<PAGE 16>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

Unit Sales

    The following is a summary of unit sales and customers for the periods indicated:
                                         Years Ended December 31,
                                1998               1997               1996
                                          %                  %
                                        Change             Change
 Unit Sales (MWH):
   Residential                 163,928    1.8     161,054    2.1     157,803
   Commercial                1,099,867    4.6   1,051,170    2.2   1,028,896
   Industrial                   67,925    3.0      65,948   (5.4)     69,680
   Municipal and other           8,423    2.3       8,233    2.4       8,043
     Total retail            1,340,143    4.2   1,286,405    1.7   1,264,422
   Wholesale                   218,039  (14.9)    256,294   20.5     212,666
     Total                   1,558,182    1.0   1,542,699    4.4   1,477,088

 Customers:
   Residential                  38,724    2.1      37,914    1.1      37,503
   Commercial                    6,802    2.5       6,636    1.7       6,523
   Industrial                       37  (17.8)         45  (13.5)         52
   Municipal and other             321    1.9         315    3.6         304
     Total                      45,884    2.2      44,910    1.2      44,382


    During 1998, the Company's total unit sales increased reflecting higher retail sales to all classes of customers. The increase in retail sales was offset somewhat by a decrease in wholesale sales reflecting lower sales to ISO
- New England due to changes in the Company's capacity needs.

    For 1997, the Company's total unit sales increase reflects higher retail unit sales as sales to all classes of customers except industrial increased. Also included in the increase in unit sales are higher wholesale sales reflecting an increase in sales to ISO - New England due to changes in the Company's capacity needs.

Operating Revenues

    Operating revenues for 1998 decreased approximately $12.6 million or 39.8% due to the 10 percent rate reduction (further discussed below) and decreases in electricity purchased for resale ($18.5 million) and fuel used ($1.7 million), offset in part by an increase in transmission ($951,000). The decrease in electricity purchased for resale of approximately $18.5 million or 23.7% reflects lower fuel costs and a $7.2 million deferral of costs in conjunction with the Company's restructuring plan as approved by the Massachusetts Department of Telecommunications and Energy (DTE). As a result of industry restructuring, the Company has unbundled its rates, provided customers with a 10 percent rate reduction as of March 1, 1998 and has afforded customers the opportunity to purchase generation supply in the competitive market consistent with the electric industry restructuring legislation further discussed below. Delivery rates are composed of a customer charge (to collect metering and billing costs), a distribution charge, a transition charge (to collect stranded costs), a transmission charge, an energy conservation charge (to collect costs for demand-side management programs) and a renewable energy charge. Electricity supply

<PAGE 17>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

services provided by the Company include optional standard offer service and default service. Amounts collected through these various charges will be reconciled to actual expenditures on an on-going basis. For additional information concerning electric industry restructuring, refer to the "Rates, Regulation and Legislation" section filed under Item 1 of this report.

    Operating revenues for 1997 increased $12.2 million (10.3%) primarily due to higher electricity purchased for resale costs ($9.2 million), fuel costs ($895,000), retail sales ($753,000) and a higher level of wholesale sales, offset, in part by lower transmission charges ($1,056,000).

    As a result of a DTE-mandated recovery mechanism implemented in 1993 for capacity-related costs associated with certain long-term purchased power contracts, the Company experienced a revenue excess or shortfall when unit sales and/or the costs recoverable in base rates varied from test-period levels. This issue, which had a significant impact on net income, was addressed in a settlement agreement approved by the DPU in May 1995 (refer to the "Unbundled Rates" section in Item 1 of this report for additional details). During 1998, 1997 and 1996, the Company over-recovered approximately $1.4 million, $1.7 million and $290,000, respectively, resulting in an increase to net income of approximately $850,000, $1 million and $177,000, respectively.

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

    During 1998, electricity purchased for resale, transmission and fuel costs decreased in total by approximately $19.3 million (22.1%) in 1998 primarily due to lower fuel costs and the aforementioned deferral, offset in part by an increase in transmission costs.

    Electricity purchased for resale, transmission and fuel costs increased in total by approximately $9 million (11.6%) in 1997 due to higher fuel costs and higher costs for replacement power reflecting the permanent shutdown of Connecticut Yankee during 1996 and the absence of power from Maine Yankee which did not operate in 1997 and has since been permanently shut down. Also reflected in the increase in purchased power is the greater availability of affiliate Canal Electric Company's Units 1 and 2.

Other Operation and Maintenance

    Other operation expense decreased 5.3% ($1.3 million) primarily due to the absence of a one-time charge ($2.5 million) related to a Personnel Reduction Program during 1997. Also contributing to the decrease were labor savings realized from the aforementioned personnel reduction program ($1.2 million) and lower insurance and benefits costs. The impact of these factors was somewhat offset by higher costs related to the outsourcing of the information technology, telecommunications and network services function ($1 million), including costs associated with Year 2000 compliance, and increases in costs

<PAGE 18>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

associated with conservation and load management programs ($2 million). The increase in maintenance expense during 1998 of 25.1% ($690,000) was due primarily to a greater level of repairs at the Kendall generating unit.

    During 1997, other operation expense increased 13.7% ($2.8 million) due primarily to the one-time charge ($2.5 million) related to the personnel reduction program. Also contributing to the increase in other operation were higher costs related to automated meter reading ($346,000). The decline in maintenance costs of 10.3% ($315,000) during 1997 was due primarily to a lower level of repairs at the Company's Kendall generating unit.

Depreciation and Taxes

    The significant increase in depreciation expense reflects the treatment allowed for production plant pursuant to the electric industry restructuring legislation. Depreciation expense increased 1.9% in 1997 due to a higher level of depreciable property, plant and equipment. The increase in federal and state income taxes in 1998 reflects the higher level of pre-tax income related to normal operations. During 1998, the 8.7% decrease in local property and other taxes reflects lower property taxes due to the sale of real estate and lower payroll taxes reflecting the impact of the aforementioned personnel reduction program.

Other Income and Interest Charges

    The increase in other income during 1998 reflects the gains related to the sale of real estate ($1.3 million), offset in part by a lower rate of return relative to steam production for an affiliate steam company ($120,000) and lower rental income resulting from the sale of real estate. The decrease in other income during 1997 was due primarily to the absence of a gain recognized in 1996 relating to the sale of a real estate ($402,000).

    Interest charges for 1998 increased slightly (1.2%) as long-term interest decreased ($118,000) reflecting the retirement of a $6 million (6.25%) debt issue during the second quarter of 1997, offset by an increase in short-term interest ($182,000) reflecting a higher average level of short-term borrowings. Total interest charges for 1997 were virtually unchanged as long-term interest decreased ($678,000) reflecting the repayment of a $20 million (9.97%) debt issue during the second quarter of 1996 and the retirement of the $6 million debt issue during the second quarter of 1997. The impact of these maturing debt issues was offset by an increase in short-term interest ($659,000) reflecting a higher level of short-term borrowings.

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

<PAGE 19>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

Merger with BEC Energy

    The electric utility industry has continued to change in response to legislative and regulatory mandates that are aimed at lowering prices for energy by creating a more competitive marketplace. These pressures have resulted in an increasing trend in the electric industry to seek competitive advantages and other benefits through business combinations. On December 5, 1998, the Parent and BEC Energy (BEC), headquartered in Boston, Massachusetts, entered into an Agreement and Plan of Merger (the Merger Agreement). Pursuant to the Merger Agreement, COM/Energy and BEC will be merged into a new holding company to be known as NSTAR. The merger is expected to occur shortly after the satisfaction of certain conditions, including the receipt of certain regulatory approvals including that of the DTE. The regulatory approval process is expected to be completed during the second half of 1999.

    The merger will create an energy delivery company serving approximately
1.3 million customers located entirely within Massachusetts, including more than one million electric customers in 81 communities and 240,000 gas custom-ers in 51 communities.

    Shareholder votes on the merger will be held as part of each of COM/Energy's and BEC's annual shareholder meetings scheduled for the second quarter of 1999. The Merger Agreement may be terminated under certain circumstances, including by any party if the merger is not consummated by December 5, 1999, subject to an automatic extension of six months if the requisite regulatory approvals have not yet been obtained by such date. The merger will be accounted for using the purchase method of accounting.

    Upon effectiveness of the merger, Thomas J. May, BEC's current Chairman, President and Chief Executive Officer (CEO), will become the Chairman and CEO of NSTAR. Russell D. Wright, COM/Energy's current President and CEO, will become the President and Chief Operating Officer of NSTAR and will serve on NSTAR's board of directors. Also, upon effectiveness of the merger, NSTAR's board of directors will consist of COM/Energy's and BEC's current trustees.

Provisions of Statement of Financial Accounting Standards No. 71

    As described in Note 2(b) of the Notes to Financial Statements, the Company follows the provisions of Statement of Financial Accounting Standards
(SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation."
In the event the Company is somehow unable to meet the criteria for following SFAS No. 71, the accounting impact would be an extraordinary, non-cash charge to operations in an amount that could be material. Conditions that could give rise to the discontinuance of SFAS No. 71 include: 1) increasing competition restricting the Company's ability to establish prices to recover specific costs, and 2) a significant change in the current manner in which rates are set by regulators. The Company monitors these criteria to ensure that the continuing application of SFAS No. 71 is appropriate. Based on the current evaluation of the various factors and conditions that are expected to impact future cost recovery, the Company believes that its utility operations, excluding generation-related assets, remain subject to SFAS No. 71 and its regulatory assets, including those related to electric generation, remain probable of future recovery.

<PAGE 20>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

    As a result of electric industry restructuring, the Company discontinued application of accounting principles applied to its electric generation facilities effective March 1, 1998. The Company will not be required to write off any of its generation-related assets, including regulatory assets. These assets will be retained on the Company's Balance Sheets because the legisla-tion and the DTE's plan for a restructured electric industry specifically provide for their recovery through the non-bypassable transition charge.

Year 2000

    The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer program that has date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a temporary inability to process transactions or engage in normal business activities. COM/Energy has been involved in Year 2000 compliancy since 1996.

    COM/Energy, on a coordinated basis and with the assistance of RCG Informa-tion Technologies and other consultants, is addressing the Year 2000 issue. COM/Energy has followed a five-phase process in its Year 2000 compliance efforts, as follows: Awareness (through a series of internal announcements to employees and through contacts with vendors); Inventory (all computers, applications and embedded systems that could potentially be affected by the Year 2000 problem); Assessment (all applications or components and the impact on overall business operations and a plan to correct deficiencies and the cost to do so); Remediation (the modification, upgrade or replacement of deficient hardware and software applications and infrastructure modifications); and Testing (a detailed, comprehensive testing program for the modified critical component, system or software that involves the planning, execution and analysis of results).

    COM/Energy's inventory phase required an assessment of all date sensitive information and transaction processing computer systems and determined that approximately 90% of its software systems needed some modifications or replacement. Plans were developed and are being implemented to correct and test all affected systems, with priorities assigned based on the importance of the activity. COM/Energy has identified the software and hardware installa-tions that are necessary. All installations are expected to be completed and tested by mid-1999.

    COM/Energy has also inventoried its non-information technology systems that may be date sensitive (facilities, electric and gas operations, energy supply/production and distribution) that use embedded technology such as micro-controllers and micro-processors. COM/Energy is approximately 86% complete in its efforts to resolve non-compliance with Year 2000 requirements related to its non-information technology systems. COM/Energy anticipates that these systems will be updated or replaced as necessary and tested by mid-1999.

    At present, the remediation phase for information technology as it applies to hardware and non-technology issues is scheduled for completion by June 1, 1999. The testing phase for Year 2000 compliance is approximately 70% complete and is scheduled to be concluded by June 30, 1999. All other phases are complete.

<PAGE 21>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

    Modifying and testing COM/Energy's information and transaction processing systems from 1996 through 2000 is currently expected to cost approximately $7 million, including approximately $900,000 incurred through 1997 and $3.1 million spent in 1998. Approximately $3 million is expected to be spent in 1999 and 2000. Year 2000 costs have been expensed as incurred and will continue to be funded from operations.

    In addition to its internal efforts, COM/Energy has initiated formal communications with its significant suppliers to determine the extent to which COM/Energy may be vulnerable to its suppliers' failure to correct their own Year 2000 issues. As of February 1, 1999, COM/Energy has received responses from approximately 75% of those entities contacted, and nearly all have indicated that they are or will be Year 2000 compliant. Failure of COM/Energy's significant suppliers to address Year 2000 issues could have a material adverse effect on COM/Energy's operations, although it is not possible at this time to quantify the amount of business that might be lost or the costs that could be incurred by COM/Energy. Contact with significant vendors is continuing and inadequate or marginal responses are being pursued by COM/Energy. COM/Energy is prepared to replace certain suppliers or to initiate other contingency plans should these vendors not respond to COM/Energy's satisfaction by July 1, 1999.

    In addition, parts of the global infrastructure, including national banking systems, electrical power grids, gas pipelines, transportation facilities, communications and governmental activities, may not be fully functional after 1999. Infrastructure failures could significantly reduce COM/Energy's ability to acquire energy and its ability to serve its customers as effectively as they are now being served. COM/Energy is identifying elements of the infrastructure that are critical to its operations and is obtaining information as to the expected Year 2000 readiness of these ele-ments.

    COM/Energy has started its contingency planning for critical operational areas that might be effected by the Year 2000 issue if compliance by COM/Energy is delayed. COM/Energy gas and electric operations currently have emergency operating plans as well as information technology disaster recovery plans as components of its standard operating procedures. These plans will be enhanced to identify potential Year 2000 risks to normal operations and the appropriate reaction to these potential failures including contingency plans that may be required for any third parties that fail to achieve Year 2000 compliance. All necessary contingency plans are expected to be completed by June 30, 1999, although in certain cases, especially infrastructure failures, there may be no practical alternative course of action available to COM/Energy.

    COM/Energy is working with other energy industry entities, both regionally and nationally with respect to Year 2000 readiness and is cooperating in the development of local and wide-scale contingency planning.

    While COM/Energy believes its efforts to address the Year 2000 issue will allow it to be successful in avoiding any material adverse effect on COM/Energy's operations or financial condition, it recognizes that failing to resolve Year 2000 issues on a timely basis would, in a "most reasonably likely worst case scenario," significantly limit its ability to acquire and distrib-ute energy and process its daily business transactions for a period of time,

<PAGE 22>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

especially if such failure is coupled with third party or infrastructure failures. Similarly, COM/Energy could be significantly effected by the failure of one or more significant suppliers, customers or components of the infrastructure to conduct their respective operations after 1999. Adverse affects on COM/Energy could include, among other things, business disruption, increased costs, loss of business and other similar risks.

    The foregoing discussion regarding Year 2000 project timing, effective-ness, implementation and costs includes forward-looking statements that are based on management's current evaluation using available information. Factors that might cause material changes include, but are not limited to, the availability of key Year 2000 personnel, the readiness of third parties, and COM/Energy's ability to respond to unforeseen Year 2000 complications.

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

    On January 1, 1997, the Company adopted the provisions of Statement of Position (SOP) 96-1, "Environmental Remediation Liabilities." SOP 96-1 provides authoritative guidance for recognition, measurement, display and disclosure of environmental remediation liabilities in financial statements. The Company has recorded environmental remediation liabilities net of amounts paid of $114,000 at December 31, 1998. The adoption of SOP 96-1 did not have a material adverse effect on the Company's results of operations or financial position.

New Accounting Principles

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every deri-vative instrument (including certain derivative instruments embedded in other contracts possibly including fixed-price fuel supply and power contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

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

<PAGE 23>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

    The adoption of SFAS No. 133 is not expected to have a material impact on the Company's results of operations or financial condition.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

    Although the Company has material commodity purchase contracts and financial instruments (debt), these instruments are not subject to market risk. The Company has a rate making mechanism which allows for the recovery of fuel costs from customers. The fuel adjustment mechanism allows the Company to pass all costs related to the purchase of commodities to the customer, thereby insulating the Company from market risk.

    Similarly, any change in the fair market value of the Company's prudently incurred debt obligations realized by the Company would be borne by customers through future rates.

Item 8.   Financial Statements and Supplementary Data

    The Company's financial statements required by this item are filed herewith on pages 24 through 46 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

<PAGE 24>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

Item 8.              Financial Statements and Supplementary Data


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Cambridge Electric Light Company:

    We have audited the accompanying balance sheets of CAMBRIDGE ELECTRIC LIGHT COMPANY (a Massachusetts corporation and wholly-owned subsidiary of Commonwealth Energy System) as of December 31, 1998 and 1997, and the related statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and schedules referred to below are the responsibility of the Company's manage-ment. Our responsibility is to express an opinion on these financial state-ments and schedules based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cambridge Electric Light Company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended
December 31, 1998, in conformity with generally accepted accounting princi-ples.

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


Boston, Massachusetts
February 18, 1999

<PAGE 25>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY
                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                   PART II.


FINANCIAL STATEMENTS

      Balance Sheets at December 31, 1998 and 1997

      Statements of Income for the Years Ended December 31, 1998,
      1997 and 1996

      Statements of Retained Earnings for the Years Ended December 31, 1998, 1997 and 1996

      Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996

      Notes to Financial Statements


                                   PART IV.


SCHEDULES

      I Investments in, Equity in Earnings of, and Dividends Received From Related Parties for the Years Ended December 31, 1998, 1997 and 1996

      II Valuation and Qualifying Accounts for the Years Ended December 31, 1998, 1997 and 1996

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

<PAGE 26>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY
                                BALANCE SHEETS
                          DECEMBER 31, 1998 AND 1997
                                    ASSETS



                                                     1998           1997
                                                    (Dollars in thousands)

PROPERTY, PLANT AND EQUIPMENT, at original cost     $140,642       $163,914
  Less - Accumulated depreciation                     47,179         63,706
                                                      93,463        100,208
  Add - Construction work in progress                    937            757
                                                      94,400        100,965

INVESTMENTS
  Equity in nuclear electric power companies           9,906          9,849
  Other                                                    5              5
                                                       9,911          9,854

LONG-TERM RECEIVABLE - AFFILIATE                       8,990            -

CURRENT ASSETS
  Cash                                                28,228            521
  Accounts receivable -
    Affiliated companies                               1,729          2,743
    Customers, less reserves of $465 in 1998
      and $297 in 1997                                10,774         12,483
  Unbilled revenues                                    3,489          3,047
  Inventories, at average cost -
    Materials and supplies                               717            540
    Electric production fuel oil                          35            936
  Prepaid taxes -
    Income                                               -            1,192
    Property                                           1,410          1,697
  Other                                                  324            501
                                                      46,706         23,660

DEFERRED CHARGES
  Regulatory assets                                   70,372         70,466
  Deferred tax asset                                  10,687            -
  Other                                                  536          2,176
                                                      81,595         72,642

                                                    $241,602       $207,121










  The accompanying notes are an integral part of these financial statements.

<PAGE 27>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY
                                BALANCE SHEETS
                          DECEMBER 31, 1998 AND 1997
                        CAPITALIZATION AND LIABILITIES



                                                     1998           1997
                                                    (Dollars in thousands)
CAPITALIZATION
  Common Equity -
    Common stock, $25 par value -
      Authorized and outstanding -
        346,600 shares in 1998 and 1997,
        wholly-owned by Commonwealth
        Energy System (Parent)                      $  8,665       $  8,665
    Amounts paid in excess of par value               27,953         27,953
    Retained earnings                                 16,182         11,607
                                                      52,800         48,225
  Long-term debt, including premiums, less
    current sinking fund requirements and
    maturing debt                                      7,301         17,402
                                                      60,101         65,627
CURRENT LIABILITIES
  Interim Financing -
    Notes payable to banks                               -           19,000
    Advances from affiliates                             -           11,290
    Maturing long-term debt                           10,000            -
                                                      10,000         30,290
  Other Current Liabilities -
    Current sinking fund requirements                    100            100
    Accounts payable -
      Affiliated companies                             2,818          4,144
      Other                                            8,328          8,076
    Accrued local property and other taxes             1,468          1,706
    Accrued income taxes                              20,514            -
    Accrued interest                                     463            460
    Other                                              4,704          3,830
                                                      38,395         18,316
                                                      48,395         48,606
DEFERRED CREDITS
  Regulatory liabilities                              69,502          2,984
  Accumulated deferred income taxes                      -           15,135
  Connecticut Yankee purchased power contract         25,185         28,566
  Maine Yankee purchased power contract               30,646         34,908
  Yankee Atomic purchased power contract               1,634          2,749
  Unamortized investment tax credits and other         6,139          8,546
                                                     133,106         92,888
COMMITMENTS AND CONTINGENCIES

                                                    $241,602       $207,121





  The accompanying notes are an integral part of these financial statements.

<PAGE 28>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY
                             STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                             1998        1997        1996
                                                (Dollars in thousands)

ELECTRIC OPERATING REVENUES                $118,707    $131,327    $119,105

OPERATING EXPENSES
  Fuel used in electric production            2,602       4,322       3,427
  Electricity purchased for resale           59,387      77,879      68,673
  Transmission                                6,072       5,121       6,177
  Other operation                            22,342      23,599      20,757
  Maintenance                                 3,439       2,749       3,064
  Depreciation                                7,871       4,335       4,254
  Taxes -
    Income                                    3,423       2,591       2,424
    Local property                            2,828       3,060       3,041
    Payroll and other                           775         885         822
                                            108,739     124,541     112,639

OPERATING INCOME                              9,968       6,786       6,466

OTHER INCOME                                  2,236       1,774       1,983

INCOME BEFORE INTEREST CHARGES               12,204       8,560       8,449

INTEREST CHARGES
  Long-term debt                              1,442       1,560       2,238
  Other interest charges                      1,997       1,815       1,157
  Allowance for borrowed funds used
    during construction                         (56)        (31)        (66)
                                              3,383       3,344       3,329

NET INCOME                                 $  8,821    $  5,216    $  5,120



















  The accompanying notes are an integral part of these financial statements.

<PAGE 29>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY
                        STATEMENTS OF RETAINED EARNINGS
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996




                                             1998        1997        1996
                                                (Dollars in thousands)

Balance at beginning of year                $11,607     $ 9,233     $ 7,561

Add (Deduct):
  Net income                                  8,821       5,216       5,120
  Cash dividends on common stock             (4,246)     (2,842)     (3,448)

Balance at end of year                      $16,182     $11,607     $ 9,233







































  The accompanying notes are an integral part of these financial statements.

<PAGE 30>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY
                           STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                             1998        1997        1996
                                                (Dollars in thousands)

OPERATING ACTIVITIES
  Net income                                $ 8,821     $ 5,216     $ 5,120
  Effects of noncash items -
    Depreciation and amortization             8,502       4,335       4,254
    Deferred income taxes                   (19,391)       (448)       (628)
    Investment tax credits                     (484)        (91)        (93)
    Earnings from corporate joint ventures   (1,041)     (1,119)     (1,006)
  Dividends from corporate joint ventures       984         673         827
  Change in working capital, exclusive
    of cash and interim financing -
      Accounts receivable and unbilled
        revenues                              2,281      (2,785)        178
      Income taxes                           21,706        (224)     (1,698)
      Accounts payable and other                753        (294)        829
  Transition costs deferral                  (7,244)        -           -
  All other operating items                  (3,680)        722       2,131
Net cash provided by operating activities    11,207       5,985       9,914

INVESTING ACTIVITIES
  Proceeds from sale of generating assets    58,992         -           -
  Additions to property, plant and
    equipment (exclusive of AFUDC)           (7,799)     (4,873)     (5,024)
  Allowance for borrowed funds used
    during construction                         (56)        (31)        (66)
Net cash from (used for)
  investing activities                       51,137      (4,904)     (5,090)

FINANCING ACTIVITIES
  Payment of dividends                       (4,246)     (2,842)     (3,448)
  Proceeds from (payments of)
    short-term borrowings, net              (19,000)        275      16,050
  Proceeds from (payments to)
    affiliates                              (11,290)      6,225       2,640
  Long-term debt issues refunded                -        (4,260)    (20,000)
  Retirement of long-term debt through
    sinking funds                              (101)       (101)       (162)
Net cash used for financing activities      (34,637)       (703)     (4,920)
Change in cash                               27,707         378         (96)
Cash at beginning of period                     521         143         239
Cash at end of period                       $28,228     $   521     $   143

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest (net of capitalized amounts)   $ 3,080     $ 3,371     $ 3,796
    Income taxes                            $ 3,871     $ 2,319     $ 4,015



  The accompanying notes are an integral part of these financial statements.

<PAGE 31>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY
                         NOTES TO FINANCIAL STATEMENTS

(1) General Information

    Cambridge Electric Light Company (the Company) is a wholly-owned subsid-iary of Commonwealth Energy System (the Parent). The Parent, together with its subsidiaries, is collectively referred to as "COM/Energy." The Parent is an exempt public utility holding company under the provisions of the Public Utility Holding Company Act of 1935 with investments in four operating public utility companies located in central, eastern and southeastern Massachusetts and several non-regulated companies.

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

    In December 1998, the Parent signed an Agreement and Plan of Merger with BEC Energy, the parent company of Boston Edison Company, that will create an energy delivery company, that includes the Company, serving approximately 1.3 million customers located entirely within Massachusetts including more than one million electric customers in 81 communities and 240,000 gas customers in 51 communities.

    On December 30, 1998, in response to the significant changes that have taken place in the utility industry, COM/Energy sold substantially all of its non-nuclear generating assets including the Company's Kendall Station facility (67 MW) and the adjacent Kendall Jets (46 MW), to affiliates of The Southern Company of Atlanta, Georgia.

    The Company has 103 regular employees, 77 (75%) of whom are represented by a single collective bargaining unit with a contract that expires on March 1, 2001. Employee relations have generally been satisfactory.

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

<PAGE 32>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

and the Massachusetts Department of Telecommunications and Energy (DTE).

    Based on the current regulatory framework, the Company accounts for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." The Company has established various regula-tory assets in cases where the DTE and/or the FERC have permitted or are expected to permit recovery of specific costs over time. Similarly, the regulatory liabilities established by the Company are required to be refunded to customers over time. In the event the criteria for applying SFAS No. 71 are no longer met, the accounting impact would be an extraordinary, non-cash charge to operations of an amount that could be material. Criteria that give rise to the discontinuance of SFAS No. 71 include: 1) increasing competition that restricts the Company's ability to establish prices to recover specific costs, and 2) a significant change in the current manner in which rates are set by regulators from cost based regulation to another form of regulation. These criteria are reviewed on a regular basis to ensure the continuing application of SFAS No. 71 is appropriate. Based on the current evaluation of the various factors and conditions that are expected to impact future cost recovery, the Company believes that its regulatory assets including those related to generation, are probable of future recovery.

    As a result of electric industry restructuring, the Company discontinued application of accounting principles applied to its investment in electric generation facilities effective March 1, 1998. The Company will not be required to write-off any of its generation-related assets including regula-tory assets. These assets will be retained on the Company's Balance Sheets because the legislation and DTE's plan for a restructured electric industry specifically provide for their recovery through a non-bypassable transition charge.

    The principal regulatory assets included in deferred charges were as follows:

                                                       1998         1997
                                                    (Dollars in thousands)

    Yankee Atomic unrecovered plant
      and decommissioning costs                      $ 1,634     $ 2,749
    Connecticut Yankee unrecovered plant
      and decommissioning costs                       25,185      28,566
    Maine Yankee unrecovered plant
      and decommissioning costs                       30,646      34,908
    Transition costs                                   9,149         -
    Postretirement benefits costs                      3,120       3,596
    Other                                                638         647
                                                     $70,372     $70,466

<PAGE 33>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

    The regulatory liabilities, reflected in the accompanying Balance Sheets were as follows:
                                                       1998         1997
                                                    (Dollars in thousands)

    Regulatory liability related to
      sale of generating assets                      $65,418     $   -
    Deferred income taxes                              2,402       2,984
    Demand-side management deferral                    1,682         -
                                                     $69,502     $ 2,984

    The regulatory liability of $65.4 million was established pursuant to the Company's divestiture filing that was approved by the DTE in which the Company agreed to use its share of the net proceeds from affiliate Canal Electric Company's (Canal Electric) sale of generating assets and the sale of its own generating assets to reduce transition costs that are billed to its retail electric customers over the next several years as a result of electric industry restructuring. The Company's share of the net proceeds from the sale of Canal Electric's generating assets has been classified as a long-term receivable - affiliate on the accompanying Balance Sheets.

    As of December 31, 1998, the Company's regulatory assets, including the costs associated with existing power contracts with three Yankee nuclear power plants that have shut down permanently, and all of its regulatory liabilities are reflected in rates charged to customers. Regulatory assets are to be recovered over the next 11 years pursuant to the legislation discussed below.

    In November 1997, the Commonwealth of Massachusetts enacted a comprehen-sive electric utility industry restructuring bill. On November 19, 1997, the Company, together with Commonwealth Electric Company (Commonwealth Electric) and Canal Electric, filed a restructuring plan with the DTE. The plan, approved by the DTE on February 27, 1998, provides that the Company and Commonwealth Electric, beginning March 1, 1998, initiate a ten percent rate reduction for all customer classes and allow customers to choose their energy supplier. As part of the plan, the DTE authorized the recovery of certain strandable costs and provides that certain future costs may be deferred to achieve or maintain the rate reduction that the restructuring bill mandates. The legislation gives the DTE the authority to determine the amount of strandable costs that will be eligible for recovery. Costs that will qualify as strandable costs and be eligible for recovery include, but are not limited to, certain above market costs associated with generating facilities, costs associated with long-term commitments to purchase power at above market prices from independent power producers and regulatory assets and associated liabilities related to the generation portion of the electric business.

    (c)  Divestiture of Generation Assets

    The cost of transitioning to competition will be mitigated, in part, by the sale of COM/Energy's non-nuclear generating assets. On May 27, 1998, COM/Energy agreed to sell substantially all of its non-nuclear generating assets (984 MW) to affiliates of The Southern Company of Atlanta, Georgia.
The sale was conducted through an auction process that was outlined in a restructuring plan filed with the DTE in November 1997 in conjunction with the

<PAGE 34>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

state's industry restructuring legislation enacted in 1997. The sale was approved by the DTE on October 30, 1998 and by the FERC on November 12, 1998. Proceeds from the sale of the Company's Kendall Station generating assets, after construction-related adjustments at the closing that occurred on December 30, 1998, amounted to approximately $58.2 million or 8.2 times their book value of approximately $7.1 million. The proceeds from the sale, net of book value and transaction costs amounted to $49.3 million and will be used to reduce transition costs related to electric industry restructuring that otherwise would have been collected through a non-bypassable transition charge. No gain was recorded on the sale of these generating assets because the Company is obligated to reduce its transition costs by the net proceeds of the sale.

    COM/Energy established Energy Investment Services, Inc. as the vehicle to invest the net proceeds from the sale of Canal Electric's generating assets. These proceeds will be invested in a conservative portfolio of securities that is designed to maintain principal and earn a reasonable return. Both the principal amount and income earned will be used to reduce the transition costs that would otherwise be billed to customers of the Company and Commonwealth Electric.

    (d) Transactions with Affiliates

    Transactions between the Company and other COM/Energy companies include purchases and sales of electricity, including purchases from Canal Electric, an affiliate wholesale electric generating company. Other Canal transactions include costs relating to the abandonment of Seabrook 2 and the recovery of a portion of Seabrook 1 pre-commercial operation costs. In addition, payments for management, accounting, data processing and other services are made to an affiliate, COM/Energy Services Company. Transactions with other COM/Energy companies are subject to review by the DTE.

    The Company's operating expenses include the following major intercompany transactions for the periods indicated:

                                                         Purchased Power
                                     Purchased Power     and Transmission
    Period Ended   Purchased Power   and Transmission       From Canal
    December 31,     Canal Units        Seabrook 1           as Agent
                                   (Dollars in thousands)

       1998            $14,014           $ 7,323              $ 1,062
       1997             15,772             7,825                2,358
       1996             11,302             7,932                2,786

    The costs for the Canal Electric and Seabrook 1 units are included in the long-term obligation table listed in Note 3(b). In addition, the Company purchased natural gas from an affiliate, Commonwealth Gas Company, totaling $133,000, $245,000 and $621,000 in 1998, 1997 and 1996, respectively.

    (e) Operating Revenues

    Customers are billed for their use of electricity on a cycle basis throughout the month. To reflect revenues in the proper period, the estimated amount of unbilled sales revenue is recorded each month.

<PAGE 35>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

    The Company is generally permitted to bill customers currently for costs associated with purchased power and transmission, fuel used in electric production, conservation and load management (C&LM) and environmental costs. The amount of such costs incurred by the Company but not yet reflected in customers' bills is recorded as unbilled revenues.

    (f) Depreciation

    Depreciation is provided using the straight-line method at rates intended to amortize the original cost and the estimated cost of removal less salvage of properties over their estimated economic lives. The average composite depreciation rate was 2.88% in 1998, 2.68% in 1997 and 2.69% in 1996.

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

    While AFUDC does not provide funds currently, these amounts are recover-able in revenues over the service life of the constructed property. The amount of AFUDC recorded was at a weighted average rate of 5.75% in 1998, 6% in 1997 and 6.25% in 1996.

(3) Commitments and Contingencies

    (a) Financing and Construction Programs

    The Company is engaged in a continuous construction program presently estimated at $59.2 million for the five-year period 1999 through 2003. Of that amount, $7.8 million is estimated for 1998. The program is subject to periodic review and revision because of factors such as changes in business conditions, rates of customer growth, effects of inflation, maintenance of reliable and safe service, equipment delivery schedules, licensing delays, availability and cost of capital and environmental factors. The Company expects to finance these expenditures on an interim basis with internally generated funds and short-term borrowings which are ultimately expected to be repaid with the proceeds from sales of long-term debt and equity securities.

    (b) Power Contracts

    The Company has long-term contracts for the purchase of electricity from various sources. Generally, these contracts are for fixed periods and require

<PAGE 36>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

payment of a demand charge for the capacity entitlement and an energy charge to cover the cost of fuel. Information relative to these contracts is as follows:
                 Range of
                 Contract
                Expiration    Entitlement                 Cost
                  Dates          %      MW      1998      1997     1996
                                    (Dollars in thousands)
 Type of Unit
 Cogenerating       2011       17.2     24.5   $15,134  $15,804  $14,589
 Oil                2002        (a)     85.6    14,018   15,794   11,301
 Nuclear         2012-2026      (b)      8.1    11,665   11,670   12,089
    Total                              118.2   $40,817  $43,268  $37,979

    (a) Includes entitlements in Canal Unit 1 (5%) and Canal Unit 2 (10%).
        On May 27, 1998, COM/Energy selected affiliates of Southern Energy New England, L.L.C., an affiliate of The Southern Company of Atlanta, Georgia, to buy substantially all of its non-nuclear electric generating assets, including Canal Units 1 and 2. Under long-term contracts, the Company's entitlement in Unit 1 was 28.2 MW. However, the Company and Commonwealth Electric continue to purchase energy and capacity under a series of long-term contracts and these entitlements include one-quarter of the capacity and energy of Canal Unit 1, which is now purchased from the new plant owner, Southern Energy Canal, L.L.C. (Southern). The Company's cost of service agreement with Canal Electric for its share of the capacity and energy purchased from Canal Unit 2 was terminated as part of the generating asset sale on December 30, 1998. The former Unit 2 agreement was replaced by a new agreement under which Southern sells energy and capacity to the Company to support its customer load obligation, at fixed rates that are equiva-lent to the Company's standard offer (wholesale) rates.
    (b) Includes entitlements in Seabrook 1 (0.7%) and Vermont Yankee (2.5%) nuclear power plants. The estimated cost to decommission Vermont Yankee is $406.7 million in current dollars. The Company's share of this liability (approximately $9.2 million), less its share of the market value of assets held in a decommissioning trust (approximately $5.1 million), is approximately $4 million at December 31, 1998.

    Pertinent information with respect to life-of-the-unit contracts with nuclear units no longer operating in which the Company has an equity ownership is as follows:
                                               Connecticut   Maine      Yankee
                                                  Yankee     Yankee     Atomic
                                                   (Dollars in thousands)

    Equity Ownership (%)                            4.50       4.00       4.50
    Plant Entitlement (%)                           4.50       3.59       2.50
    Contract Expiration Date                        2007       2008       2000
    Year of Shutdown                                1996       1997       1992
    1996 Actual Cost ($)                           9,259      6,511      2,260
    1997 Actual Cost ($)                           5,760      8,928      2,238
    1998 Actual Cost ($)                           3,553      4,705      2,184
    Decommissioning cost estimate (100%) ($)     465,693    403,418     81,699
    Company's decommissioning cost ($)            20,956     14,483      3,676
    Market value of assets (100%) ($)            260,641    212,664    148,464
    Company's market value of assets ($)          11,729      7,635      6,681

<PAGE 37>

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

    The estimated aggregate obligations under the life-of-the-unit contracts for capacity from the operating Yankee Nuclear Unit and other long-term purchased power obligations, including and Seabrook 1, in effect for the five years subsequent to 1998 are as follows:

                                           Long-Term
                          Equity-Owned     Purchased
                          Nuclear Unit       Power          Total
                                     (Dollars in thousands)

            1999              $5,704         $45,171        $50,875
            2000               5,318          45,423         50,741
            2001               5,710          41,689         47,399
            2002               5,876          39,634         45,510
            2003               5,621          34,690         40,311

    Due to changing conditions within the nuclear industry, it is possible that the remaining operating nuclear plant in which the Company has an equity ownership interest could be shut down prior to the expiration of that unit's operating license.

    In addition, the Company incurred costs for purchases from ISO - New England of $13,491,000, $15,143,000 and $10,973,000 in 1998, 1997 and 1996,
respectively.

    The costs associated with these power contract obligations are a signifi-cant component of the Company's stranded costs that are being recovered through a transition charge pursuant to DTE approval.

    (c) Price-Anderson Act

    Under the Price-Anderson Act (the Act), owners of nuclear power plants have the benefit of approximately $9.7 billion of public liability coverage which would compensate the public for valid bodily injury and property loss on a no fault basis in the event of an accident at a commercial nuclear power plant. Under the provisions of the Act, each nuclear reactor with an operat-ing license can be assessed up to $88.1 million per nuclear incident with a maximum assessment of $10 million per incident within one calendar year. Nuclear plant owners have initiated insurance programs designed to help cover liability claims relating to property damage, decontamination, replacement power and business interruption costs for participating utilities arising from a nuclear incident.

<PAGE 38>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

    The Company has an equity ownership interest in four nuclear generating facilities. The operators of these units maintain nuclear insurance coverage (on behalf of the owners of the facilities) with Nuclear Electric Insurance Limited (NEIL II) and the American Nuclear Insurers (ANI). NEIL II provides $2.25 billion of property, boiler, machinery and decontamination insurance coverage, including accidental premature decommissioning insurance in the amount of the shortfall in the Decommissioning Trust Fund, in excess of the underlying $500 million policy. All companies insured with NEIL II are subject to retroactive assessments if losses exceed the accumulated funds available. ANI provides $500 million of "all risk" property damage, boiler, machinery and decontamination insurance. An additional $200 million of primary financial protection coverage is provided for off-site bodily injury or property damage caused by a nuclear incident. ANI also provides secondary financial protection liability insurance which currently provides $9.5 billion of retrospective insurance premium benefits in accordance with the provisions of the Act. Three of the four units in which the Company has an equity ownership interest have been permanently shut down. The Nuclear Regulatory Commission has approved each of the units' requests to withdraw from participation in the secondary insurance program. Additional coverage ($200 million) provided by ANI includes tort liability protection arising out of radiation injury claims by nuclear workers and injury or property damage caused by the transportation or shipment of nuclear materials or waste.

    Based on its various ownership interests in the four nuclear generating facilities, the Company's retrospective premium could be $250,000 annually or a cumulative total of $2.2 million, exclusive of the effect of inflation indexing (at five-year intervals) and a 5% surcharge ($4 million) in the event that total public liability claims from a nuclear incident exceed the funds available to pay such claims.

    (d) Environmental Matters

    The Company is subject to laws and regulations administered by federal, state and local authorities relating to the quality of the environment. These laws and regulations affect, among other things, the siting and operation of electric generating and transmission facilities and can require the installa-tion of expensive air and water pollution control equipment. These regula-tions have had an impact on the Company's operations in the past and will continue to have an impact on future operations, capital costs and construction schedules of major facilities with the exception of electric generating facilities since substantially all of the Company's non-nuclear generating assets were sold in 1998.

(4) Income Taxes

    For financial reporting purposes, the Company provides federal and state income taxes on a separate-return basis. However, for federal income tax purposes, the Company's taxable income and deductions are included in the consolidated income tax return of the Parent and it makes tax payments or receives refunds on the basis of its tax attributes in the tax return in accordance with applicable regulations.

<PAGE 39>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

    The following is a summary of the Company's provisions for income taxes for the years ended December 31, 1998, 1997 and 1996:

                                            1998       1997       1996
                                              (Dollars in thousands)
    Federal
      Current                             $ 20,117   $ 2,574    $ 2,861
      Deferred                             (16,050)     (287)      (582)
      Investment tax credits                  (484)      (91)       (93)
                                             3,583     2,196      2,186
    State
      Current                                4,013       556        543
      Deferred                              (3,155)      (48)       (21)
                                               858       508        522
                                             4,441     2,704      2,708
    Amortization of regulatory liability
      relating to deferred income taxes       (186)     (113)       (25)
                                          $  4,255   $ 2,591    $ 2,683

    Federal and state income taxes
      charged to:
        Operating expense                 $  3,423   $   -      $ 2,424
        Other income                           832       -          259
                                          $  4,255   $   -      $ 2,683

    The significant increase in the current provision for income taxes in 1998 reflects the current tax related to the sale of the generating assets.

    Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the year in which the differences are expected to reverse.

    Accumulated deferred income taxes consisted of the following:

                                             1998          1997
                                           (Dollars in thousands)
    Liabilities
      Property-related                     $ 15,099      $17,309
      Transition charges                      3,189          -
      All other                               1,453        1,710
                                             19,741       19,019
    Assets
      Sale of generation assets              25,572          -
      Investment tax credits                    764        1,134
      Pension plan                              733          810
      Regulatory liability                      784        1,039
      All other                               2,575        2,339
                                             30,428        5,322
    Accumulated deferred income taxes
      (deferred tax asset), net            $(10,687)     $13,697

    The net year-end deferred tax asset included a current deferred tax asset of $18,847,000 in 1998 which is included in accrued income taxes in the accompanying Balance Sheets. The net year-end deferred income tax liability

<PAGE 40>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

above includes a current deferred tax liability of $1,438,000 in 1997 which is included in accrued income taxes in the accompanying Balance Sheets.

    The total income tax provision set forth previously represents 33% in 1998, 33% in 1997 and 34% in 1996 of income before such taxes. The following table reconciles the statutory federal income tax rate to these percentages:

                                                     1998     1997     1996
                                                      (Dollars in thousands)
    Federal statutory rate                              35%      35%      35%

    Federal income tax expense at statutory levels  $4,576   $2,732   $2,731
    Increase (Decrease) from statutory levels:
      State tax net of federal tax benefit             558      331      339
      Tax versus book depreciation                      69       66       83
      Amortization of excess deferred reserves        (113)    (113)     (25)
      Amortization of investment tax credits          (484)     (91)     (93)
      Reversals of capitalized expenses                (15)     (13)     (13)
      Dividend received deduction                     (255)    (274)    (246)
      Other                                            (81)     (47)     (93)
                                                    $4,255   $2,591  $ 2,683

      Effective federal income tax rate                 33%      33%      34%

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

    The following tables set forth the change in the pension benefit obligation and plan assets as well as the plan's funded status reconciled to the amount included in the financial statements:

                                                 1998          1997
                                               (Dollars in thousands)
      Change in benefit obligation
        Obligation at beginning of year        $  31,860     $  26,690
        Service cost                                 566           534
        Interest cost                              2,199         1,871
        Actuarial loss                             2,684         4,570
        Benefits paid                             (2,094)       (1,805)
        Obligation at end of year              $  35,215     $  31,860

<PAGE 41>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

                                                 1998          1997
                                               (Dollars in thousands)
      Change in plan assets
        Fair value of plan assets at
          beginning of year                    $  32,325     $  29,027
        Actual return on plan assets               2,494         5,103
        Employer contributions                       300           -
        Benefits paid                             (2,094)       (1,805)
        Fair value of plan assets at
          end of year                          $  33,025     $  32,325


                                                 1998          1997
                                               (Dollars in thousands)

      Funded status                            $  (2,190)    $     465
      Unrecognized transition obligation             414           551
      Unrecognized prior service cost                834           954
      Unrecognized net actuarial (gain) loss      (1,631)       (4,289)
      Prepaid(accrued) benefit cost            $  (2,573)    $  (2,319)

      Weighted-average assumptions as of December 31 were as follows:

                                                 1998          1997

      Discount rate                              6.50%         7.00%
      Expected return on plan assets             9.00          8.75
      Rate of increase in future compensation    3.75          3.75

      Plan assets consist primarily of fixed-income and equity securities. Fluctuations in the fair market value of plan assets will affect pension expense in future years.

      Components of net periodic pension cost were as follows:

                                            1998        1997        1996
                                               (Dollars in thousands)

      Service cost                        $    566    $    534    $    538
      Interest cost                          2,199       1,871       1,921
      Expected return on plan assets        (2,468)     (2,215)     (2,076)
      Amortization of transition
        obligation                             137         137         137
      Amortization of prior service cost       120         120         120
        Total                                  554         447         640
      Transfers from affiliates, net           390         503         441
      Less: Amounts capitalized
            and deferred                        37         723         299
        Net periodic pension cost         $    907    $    227    $    782

      The net periodic pension cost reflects the use of the projected unit credit method which is also the actuarial cost method used in determining future funding of the plan. The Company, in accordance with current ratemaking, are deferring the difference between the pension contribution which is reflected in base rates, and pension expense.

<PAGE 42>

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

      The following tables set forth the change in the postretirement benefit obligation and plan assets as well as the plan's funded status reconciled to the amount included in the financial statements:

                                                 1998          1997
                                               (Dollars in thousands)
      Change in benefit obligation
        Obligation at beginning of year        $  12,875     $  10,839
        Service cost                                 217           189
        Interest cost                                889           777
        Actuarial loss                               352         1,806
        Participant contributions                     10             4
        Benefits paid                               (836)         (740)
        Obligation at end of year              $  13,507     $  12,875

                                                 1998          1997
                                               (Dollars in thousands)
      Change in plan assets
        Fair value of plan assets at
          beginning of year                    $   5,195     $   4,076
        Actual return on plan assets                 319           768
        Employer contributions                     1,121         1,087
        Participant contributions                     10             4
        Benefits paid                               (836)         (740)
        Fair value of plan assets at
         end of year                           $   5,809     $   5,195

      Funded status                            $  (7,698)    $  (7,680)
      Unrecognized transition obligation           6,965         7,463
      Unrecognized net actuarial loss                733           217
      Prepaid (accrued) benefit cost           $     -       $     -

      Weighted-average assumptions as of December 31 were as follows:

                                                  1998          1997

      Discount rate                               6.50%         7.00%
      Expected return on plan assets              9.00          8.75
      Rate of increase in future compensation     3.75          3.75

<PAGE 43>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

      For measurement purposes, a 6.50% annual rate of increase in the per capita cost of covered medical claims was assumed for 1999. The rates were assumed to decrease gradually to 4.5% for 2007 and remain at that level thereafter. Dental claims and Medicare Part B premiums are expected to increase at 4.5% and 3.1%, respectively.

      Plan assets consist primarily of fixed-income and equity securities. Fluctuations in the fair market value of plan assets will affect the periodic postretirement benefit cost in future years.

      Components of net periodic postretirement benefit cost were as follows:

                                                  1998      1997     1996
                                                  (Dollars in thousands)

      Service cost                              $   217   $   189  $   205
      Interest cost                                 889       777      809
      Expected return on plan assets               (483)     (376)    (279)
      Amortization of transition obligation         498       497      498
         Total                                    1,121     1,087    1,233
      Transfers from affiliates, net                401       591      555
      Add: Net amortization of deferrals          1,248       131      116
      Less: Amounts capitalized and deferred        151       133      184
         Net periodic postretirement
         benefit cost                           $ 2,619   $ 1,676  $ 1,720

      Assumed healthcare cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage point change in assumed healthcare cost trend rates would have the following effects:

                                                 One-Percentage-Point
                                                Increase      Decrease
                                                (Dollars in thousands)

      Effect on total of service and
         interest cost components               $   146       $  (117)
      Effect on postretirement
         benefit obligation                     $ 1,571       $(1,481)


      Effective with its June 1, 1993 rate order from the DPU, the Company was allowed to recover its SFAS No. 106 expense in base rates over a four-year phase-in period with carrying costs on the deferred balance. At December 31, 1998 and 1997, the Company's deferral amounted to approximately $1.6 million and $2 million, respectively.

      (c) Savings Plan

      The Company has an Employees Savings Plan that provides for Company contributions equal to contributions by eligible employees of up to four percent of each employee's compensation rate and up to five percent for those employees no longer eligible for postretirement health benefits. The Com-pany's contribution was $294,000 in 1998, $302,000 in 1997 and $310,000 in
1996.

<PAGE 44>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

(6) Interim Financing and Long-Term Debt

    (a) Notes Payable to Banks

    The Company and other COM/Energy companies maintain both committed and uncommitted lines of credit for the short-term financing of their construction programs and other corporate purposes. As of December 31, 1998, COM/Energy companies had $122 million of committed lines of credit that will expire at varying intervals in 1999. These lines are normally renewed upon expiration and require annual fees of up to .1875% of the individual line. At December 31, 1998, COM/Energy's uncommitted lines of credit totaled $10 million. Interest rates on the Company's outstanding borrowings generally are at an adjusted money market rate and averaged 5.7% and 5.8% in 1998 and 1997, respectively. The Company had no notes payable to banks at December 31, 1998 while notes payable to banks totaled $19,000,000 at December 31, 1997.

    (b) Advances from Affiliates

     The Company had no notes payable to the Parent at December 31, 1998 and $7,500,000 at December 31, 1997. These notes are written for a term of up to 11 months and 29 days. Interest is at the prime rate and is adjusted for changes in that rate during the term of the notes. The rate averaged 8.3% and 8.5% in 1998 and 1997, respectively.

    The Company is a member of the COM/Energy Money Pool (the Pool), an arrangement among the subsidiaries of the Parent, whereby short-term cash surpluses are used to help meet the short-term borrowing needs of the utility subsidiaries. In general, lenders to the Pool receive a higher rate of return than they otherwise would on such investments, while borrowers pay a lower interest rate than those available from banks. Interest rates on the out-standing borrowings are based on the monthly average rate the Company would otherwise have to pay banks, less one-half the difference between that rate and the monthly average U.S. Treasury Bill weekly auction rate. The borrow-ings are for a period of less than one year and are payable upon demand.
Rates on these borrowings averaged 5.3% and 5.4% in 1998 and 1997, respectively. The Company had no borrowings from the Pool at December 31, 1998, and borrowings totaled $3,790,000 at December 31, 1997.

    (c) Long-Term Debt Maturities and Retirements

    Long-term debt outstanding, exclusive of current maturities, current sinking fund requirements and related premiums, is as follows:

                                              Original  Balance December 31,
                                               Issue      1998       1997
                                                  (Dollars in thousands)

    7-Year Notes - 8.04%, due 1999             $10 000   $   -      $10,000
    15-Year Notes - 8.7%, due 2007               5 000     5,000      5,000
    30-Year Notes - 7 3/4%, due 2002             5 000     2,300      2,400
                                                         $ 7,300    $17,400

    Under the terms of its Indenture of Trust, the Company is required to make periodic sinking fund payments for retirement of outstanding long-term debt.

<PAGE 45>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

The payments and balances of maturing debt issues for the five years subse-quent to December 31, 1998 are as follows:

                      Sinking Fund       Maturing
            Year        Payments       Debt Issues       Total
                                 (Dollars in thousands)

            1999          $100           $10,000        $10,100
            2000           100               -              100
            2001           100               -              100
            2002           100             2,000          2,100
            2003            -                -              -

    (d) Disclosures About Fair Value of Financial Instruments

    The fair value of certain financial instruments included in the accompany-ing Balance Sheets as of December 31, 1998 and 1997 is as follows:

                                1998                        1997
                                     (Dollars in thousands)

                       Carrying        Fair       Carrying        Fair
                         Value         Value        Value         Value

    Long-Term Debt      $17,401       $18,362      $17,502       $18,498

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

(7) Dividend Restriction

    At December 31, 1998, none of retained earnings was restricted against the payment of cash dividends by terms of term loans and note agreements securing long-term debt. As of the same date, retained earnings also included approxi-mately $4,909,000 representing the Company's equity in undistributed earnings of the nuclear companies.

(8) Lease Obligations

    The Company leases equipment and office space under arrangements that are classified as operating leases. These lease agreements are for terms of one year or longer. Leases currently in effect contain no provisions that prohibit the Company from entering into future lease agreements or obliga-tions.

<PAGE 46>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

    Future minimum lease payments, by period and in the aggregate, of noncanc-elable operating leases consisted of the following at December 31, 1998:

                                                    Operating Leases
                                                  (Dollars in thousands)

                  1999                                   $ 1,420
                  2000                                     1,166
                  2001                                       998
                  2002                                       998
                  2003                                       998
                  Beyond 2003                              3,013
                  Total future minimum lease payments    $ 8,593

    Total rent expense for all operating leases, except those with terms of a month or less, amounted to $1,307,000 in 1998, $1,683,000 in 1997 and
$1,348,000 in 1996. There were no contingent rentals and no sublease rentals for the years 1998, 1997 and 1996.

<PAGE 47>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

                                    PART V.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1.  Index to Financial Statements

        Financial statements and notes thereto of the Company together with the Report of Independent Public Accountants, are filed under Item 8 of this report and listed on the Index to Financial Statements and Schedules (page 25).

(a) 2.  Index to Financial Statement Schedules

        Filed herewith at page(s) indicated -

        Schedule I - Investments in, Equity in Earnings of, and Dividends Received From Related Parties - Years Ended December 31, 1998, 1997 and 1996 (pages 55-57).

        Schedule II - Valuation and Qualifying Accounts - Years Ended December 31, 1998, 1997 and 1996 (page 58).

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

<PAGE 48>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

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

Exhibit 10. Material Contracts.

10.1       Power Contracts.

10.1.1 Power Contract between CEC and CEL dated December 1, 1965 (Exhibit 13(a)(1) to the CEC Form S-1, File No. 2-30057).

10.1.2 Power Contract, as amended to February 28, 1990, superseding the Power Contract dated September 1, 1986 and amendment dated June 1, 1988, between CEC (seller) and CE and CEL (purchasers) for seller's entire share of the Net Unit Capability of Seabrook 1 and related energy produced and other provisions (Exhibit 1 to the CEC Form 10-Q (March 1990), File No. 2-30057).

10.1.3 Agreement for Joint-Ownership, Construction and Operation of the New Hampshire Nuclear Units (Seabrook) between CE, Public Service Company of New Hampshire (PSNH) and others dated May 1, 1973 and filed by CE as Exhibit 13(N) on Form S-1 dated October 1973, File No. 2-49013, and as amended below:

10.1.3.1 First through Fifth Amendments to 10.1.3 dated May 24, 1974, June 21, 1974, September 25, 1975, October 25, 1974 and January 31, 1975, respectively (Exhibit 13(m) to CE's Form S-1, (November 7,
           1975), File No. 2-54995).

10.1.3.2 Sixth through Eleventh Amendments to 10.1.3 dated April 18, 1979, April 18, 1979, April 25, 1979, June 8, 1979, October 11, 1979 and
           December 15, 1979, respectively (Refiled as Exhibit 1 to the CEC Form 10-K for 1989, File No. 2-30057).

10.1.3.3 Twelfth through Fourteenth Amendments to 10.1.3 dated May 16, 1980, December 31, 1980 and June 1, 1982, respectively (Refiled as Exhibits 1, 2 and 3 to the CE 1992 Form 10-K), File No. 2-7749).

10.1.3.4 Fifteenth and Sixteenth Amendment to 10.1.3 dated April 27, 1984 and June 15, 1984, respectively (Exhibit 1 to the CEC Form 10-Q (June 1984), File No. 2-30057).

10.1.3.5 Seventeenth Amendment to 10.1.3 dated March 8, 1985 (Exhibit 1 to the CEC Form 10-Q (March 1985), File No. 2-30057).

10.1.3.6 Eighteenth Amendment to 10.1.3 dated March 14, 1986 (Exhibit 1 to the CEC Form 10-Q (March 1986), File No. 2-30057).

10.1.3.7 Nineteenth Amendment to 10.1.3 dated May 1, 1986 (Exhibit 1 to the CEC Form 10-Q (June 1986), File No. 2-30057).

10.1.3.8 Twentieth Amendment to 10.1.3 dated September 19, 1986 (Exhibit 1 to the CEC Form 10-K for 1986, File No. 2-30057).

<PAGE 49>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

10.1.3.9 Twenty-First Amendment to 10.1.3 dated November 12, 1987 (Exhibit 1 to the CEC Form 10-K for 1989, File No. 2-30057).

10.1.3.10 Twenty-Second Amendment and Settlement Agreement to 10.1.3 both dated January 13, 1989, (Exhibit 4 to the CEC Form 10-K for 1988, File No. 2-30057).

10.1.4 Capacity Acquisition Agreement between CEC, CEL and CE dated September 25, 1980 (Exhibit 1 to the 1991 CEC Form 10-K, File No. 2-30057).

10.1.4.1 Amendment to 10.1.4 as amended and restated June 1, 1993, hence-forth referred to as the Capacity Acquisition and Disposition Agreement, whereby CEC, as agent, in addition to acquiring power may also sell bulk electric power which the Company and/or CE owns or otherwise has the right to sell (Exhibit 1 to CE's Form 10-Q (September 1993), File No. 2-30057).

10.1.5 Power Contract between Yankee Atomic Electric Company and CEL, dated June 30, 1959, as amended April 1, 1975 (Exhibit 1 to the CEL Form 10-K, File No. 2-7909).

10.1.5.1 Second, Third and Fourth Amendments to 10.1.5 as amended October 1, 1980, April 1, 1985 and May 6, 1988, respectively (Exhibit 2 to the CEL Form 10-Q (June 1988), File No. 2-7909).

10.1.5.2 Fifth and Sixth Amendments to 10.1.5 as amended June 26, 1989 and July 1, 1989, respectively (Exhibit 1 to the CEL Form 10-Q (Septem-ber 1989), File No. 2-7909).

10.1.6 Power Contract between Connecticut Yankee Atomic Power Company and CEL dated July 1, 1964 (Exhibit 13-K1 to the CES Form S-1, (April
           1967) File No. 2-25597).

10.1.6.1 Additional Power Contract to 10.1.6 providing for extension on the contract term dated April 30, 1984 (Exhibit 5 to the CEL Form 10-Q (June 1984), File No. 2-7909).

10.1.6.2 Second Supplementary Power Contract to 10.1.6 providing for decom-missioning financing dated April 30, 1984 (Exhibit 6 to the CEL Form 10-Q (June 1984), File No. 2-7909).

10.1.7 Power Contract between CEL and Vermont Yankee Nuclear Power Corpo-ration dated February 1, 1968 (Exhibit 3 to the CEL 1984 Form 10-K, File No. 2-7909).

10.1.7.1 First Amendment (Section 7) and Second Amendment (decommissioning financing) to 10.1.7 as amended June 1, 1972 and April 15, 1983, respectively (Exhibits 1 and 2, respectively, to the CEL Form 10-Q (June 1984), File No. 2-7909).

10.1.7.2 Third and Fourth Amendments to 10.1.7 as amended April 1, 1985 and June 1, 1985, respectively (Exhibit 1 and 2 to the CEL Form 10-Q (June 1986) File No. 2-7909).

10.1.7.3 Fifth and Sixth Amendments to 10.1.7 both as amended May 6, 1988 (Exhibit 1 to the CEL Form 10-Q (June 1988), File No. 2-7909).

<PAGE 50>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

10.1.7.4 Seventh Amendment to 10.1.7 as amended June 15, 1989 (Exhibit 2 to the CEL Form 10-Q (September 1989), File No. 2-7909).

10.1.7.5 Additional Power Contract between CEL and Vermont Yankee Nuclear Power Corporation providing for decommissioning financing and contract extension dated February 1, 1984 (Refiled as Exhibit 1 to the 1993 CEL Form 10-K, File No. 2-7909).

10.1.8 Power Contract between Maine Yankee Atomic Power Company and CEL dated May 20, 1968 (Exhibit 5 to the CES Form S-7, File No. 2-38372).

10.1.8.1 First Amendment (decommissioning financing) and Second Amendment (supplementary payments) to 10.1.9 as amended March 1, 1984 and January 1, 1984, respectively (Exhibits 3 and 4 to the CEL Form 10-Q (June 1984), File No. 2-7909).

10.1.8.2 Third Amendment to 10.1.8 as amended October 1, 1984 (Exhibit 1 to the CEL Form 10-Q (September 1984), File No. 2-7909).

10.1.9 Participation Agreement between Maine Electric Power Company and CEL and/or NBGEL for the construction of a 345 KV transmission line between Wiscasset, Maine and Mactaquac, New Brunswick, Canada and for the purchase of base and peaking capacity from the New Bruns-wick Electric Power Commission, dated June 20, 1969 (Exhibit 13 to the CES Form 10-K for 1984, File No. 1-7316).

10.1.9.1 Supplement Amending 10.1.9, as amended June 24, 1970 (Exhibit 8 to the CES Form S-7, Amendment No. 1, File No. 2-38372).

10.1.10 Service Agreement for Non-Firm Transmission Service between Boston Edison Company and CEL dated July 5, 1984 (Exhibit 4 to the CEL 1984 Form 10-K, File No. 2-7909).

10.1.11 Agreement, dated September 1, 1985, With Respect To Amendment of Agreement With Respect To Use Of Quebec Interconnection, dated December 1, 1981, among certain New England Power Pool (NEPOOL) utilities to include Phase II facilities in the definition of "Project" (Exhibit 1 to the CEC Form 10-Q (September 1985), File No. 2-30057).

10.1.11.1 Amendatory Agreement No. 3 to 10.1.11, as amended June 1, 1990 (Exhibit 1 to the CEC Form 10-Q (September 1990), File No. 2-30057).

10.1.12 Preliminary Quebec Interconnection Support Agreement - Phase II among certain NEPOOL utilities, dated June 1,1984 (Exhibit 6 to the CE Form 10-Q (June 1984), File No. 2-7749).

10.1.12.1 First, Second and Third Amendments to 10.1.12 as amended March 1, 1985, January 1, 1986 and March 1, 1987, respectively (Exhibit 1 to the CEC Form 10-Q (March 1987), File No. 2-30057).

10.1.12.2 Fourth and Eighth Amendments to 10.1.12 as amended July 1, 1987 and August 1, 1988, respectively (Exhibit 3 to the CEC Form 10-Q (September 1988), File No. 2-30057).

<PAGE 51>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

10.1.12.3 Fifth, Sixth and Seventh Amendments to 10.1.12 as amended October 15, 1987, December 15, 1987 and March 1, 1988, respectively (Exhib-it 1 to the CEC Form 10-Q (June 1988), File No. 2-30057).

10.1.12.4 Ninth and Tenth Amendments to 10.1.12 as amended November 1, 1988 and January 15, 1989, respectively (Exhibit 2 to the CEC Form 10-K for 1988, File No. 2-30057).

10.1.12.5 Eleventh Amendment to 10.1.12 as amended November 1, 1989 (Exhibit 4 to the CEC Form 10-K for 1989, File No. 2-30057).

10.1.12.6 Twelfth Amendment to 10.1.12 as amended April 1, 1990 (Exhibit 1 to the CEC Form 10-Q (June 1990), File No. 2-30057).

10.1.13 Agreement to Preliminary Quebec Interconnection Support Agreement - Phase II among PSNH, New England Power Company, Boston Edison Company and CEC whereby PSNH assigns a portion of its interests under the original Agreement to the other three parties, dated October 1, 1987 (Exhibit 2 to the CEC 1987 Form 10-K, File No. 2-30057).

10.1.14 Phase II Equity Funding Agreement for New England Hydro-Transmis-sion Electric Company, Inc. (New England Hydro (Massachusetts) between New England Hydro and certain NEPOOL utilities, dated June 1, 1985 (Exhibit 2 to the CEC Form 10-Q (September 1985), File No. 2-30057).

10.1.15 Phase II Equity Funding Agreement for New England Hydro-Transmis-sion Corporation (New Hampshire Hydro) between New Hampshire Hydro and certain NEPOOL utilities, dated June 1, 1985 (Exhibit 3 to the CEC Form 10-Q (September 1985), File No.
           2-30057).

10.1.15.1 Amendment No. 1 to 10.1.15 as amended May 1, 1986 (Exhibit 6 to the CEC Form 10-Q (March 1987), File No. 2-30057).

10.1.15.2 Amendment No. 2 to 10.1.15 as amended September 1, 1987 (Exhibit 3 to the CEC Form 10-Q (September 1987), File No. 2-30057).

10.1.16 Phase II Massachusetts Transmission Facilities Support Agreement dated June 1, 1985, refiled as a single agreement incorporating Amendments 1 through 7 dated May 1, 1986 through January 1, 1989, respectively, between New England Hydro-Transmission Electric Company, Inc. (New England Hydro) and certain NEPOOL utilities (Exhibit 2 the CEC Form 10-Q (September 1990), File No. 2-30057).

10.1.17 Phase II New Hampshire Transmission Facilities Support Agreement dated June 1, 1985, refiled as a single agreement incorporating Amendments 1 through 8 dated May 1, 1986 through January 1, 1990, respectively, between New England Hydro-Transmission Corporation (New Hampshire Hydro) and certain NEPOOL utilities (Exhibit 3 to the CEC Form 10-Q (September 1990), File No. 2-30057).

10.1.18 Phase II New England Power AC Facilities Support Agreement between New England Power and certain NEPOOL utilities, dated June 1, 1985 (Exhibit 6 to the CEC Form 10-Q (September 1985), File No. 2-30057).

<PAGE 52>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

10.1.18.1 Amendments Nos. 1 and 2 to 10.1.18 as amended May 1, 1986 and February 1, 1987, respectively (Exhibit 5 to the CEC Form 10-Q (March 1987), File No. 2-30057).

10.1.18.2 Amendments Nos. 3 and 4 to 10.1.18 as amended June 1, 1987 and September 1, 1987, respectively (Exhibit 5 to the CEC Form 10-Q (September 1987), File No. 2-30057).

10.1.19 Phase II Boston Edison AC Facilities Support Agreement between Boston Edison Company and certain NEPOOL utilities, dated June 1, 1985 (Exhibit 7 to the CEC Form 10-Q (September 1985), File No. 2-30057).

10.1.19.1 Amendments Nos. 1 and 2 to 10.1.19 as amended May 1, 1986 and February 1, 1987, respectively (Exhibit 2 to the CEC Form 10-Q (March 1987), File No. 2-30057).

10.1.19.2 Amendments Nos. 3 and 4 to 10.1.19 as amended June 1, 1987 and September 1, 1987, respectively (Exhibit 4 to the CEC Form 10-Q (September 1987), File No. 2-30057).

10.1.20 Agreement Authorizing Execution of Phase II Firm Energy Contract among certain NEPOOL utilities in regard to participation in the purchase of power from Hydro Quebec, dated September 1, 1985 (Exhibit 8 to the CEC Form 10-Q (September 1985), File No. 2-30057).

10.1.21 System Power Sales Agreement by and between Connecticut Light and Power (CL&P), Western Massachusetts Electric Company (Northeast Utilities companies), as sellers, and CEL, as buyer, of power in excess of firm power customer requirements from the electric systems of the Northeast Utilities companies, dated June 1, 1984, as effective October 25, 1985 (Exhibit 1 to the CEL 1985 Form 10-K, File No. 2-7909).

10.1.22 Power Sale Agreement by and between Altresco Pittsfield, L. P. and the Company for entitlement to the electric capacity and related energy to be produced by a cogeneration facility located in Pitts-field, Massachusetts, dated February 20, 1992 (Exhibit 1 to the CEL Form 10-Q (September 1993), File No. 2-7909).

10.1.22.1 System Exchange Agreement by and among Altresco Pittsfield, L.P., the Company, CE and New England Power Company, dated July 2, 1993 (Exhibit 3 to the CE Form 10-Q (September 1993), File No. 2-7749).

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

<PAGE 53>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

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

10.2.2.4 Fourth Amendment to the Employees Savings Plan of Commonwealth Energy System and Subsidiary Companies, as amended and restated as of January 1, 1993, effective January 1, 1998. (Exhibit 1 to the CES Form 10-K/A Amendment No. 1 (April 29, 1998), File No. 1-7316).

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

<PAGE 54>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

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

Exhibit 27.   Financial Data Schedule

    Filed herewith as Exhibit 1 is the Financial Data Schedule for the twelve months ended December 31, 1998

(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the three months ended Decem-ber 31, 1998.

<PAGE 55>

                                                                                               SCHEDULE I

                                      CAMBRIDGE ELECTRIC LIGHT COMPANY
                        INVESTMENTS IN, EQUITY IN EARNINGS OF, AND DIVIDENDS RECEIVED
                                            FROM RELATED PARTIES
                                    FOR THE YEAR ENDED DECEMBER 31, 1998
                                           (Dollars in Thousands)
                                                                   1998
                                 Balance                                     Balance
                               December 31,         Equity                 December 31,
Name of Issuer and                 1997               in       Dividends       1998
Description of Investment     Shares  Amount       Earnings    Received       Amount
Common Stock
Connecticut Yankee
 Atomic Power Company         15,750  $5,007       $  381      $  675          $4,713
Maine Yankee Atomic
 Power Company                20,000   3,122          354           -           3,476
Vermont Yankee Nuclear
 Power Corporation             9,801   1,315          176         169           1,322
Yankee Atomic Electric
 Company                       3,068     405          130         140             395
   Total                              $9,849       $1,041      $  984          $9,906

Other Investments
Massachusetts Business
 Development Corporation         500  $    5                                   $    5
   Total                              $    5                                   $    5

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

<PAGE 56>

   SCHEDULE I

                                      CAMBRIDGE ELECTRIC LIGHT COMPANY
                        INVESTMENTS IN, EQUITY IN EARNINGS OF, AND DIVIDENDS RECEIVED
                                            FROM RELATED PARTIES
                                    FOR THE YEAR ENDED DECEMBER 31, 1997
                                           (Dollars in Thousands)
                                                                   1997
                                 Balance                                     Balance
                               December 31,         Equity                 December 31,
Name of Issuer and                 1996               in       Dividends       1997
Description of Investment     Shares  Amount       Earnings    Received       Amount
Common Stock
Connecticut Yankee
 Atomic Power Company         15,750  $4,747       $  710      $  450          $5,007
Maine Yankee Atomic
 Power Company                20,000   2,829          293           -           3,122
Vermont Yankee Nuclear
 Power Corporation             9,801   1,324          174         183           1,315
Yankee Atomic Electric
 Company                       3,068     503          (58)         40             405
   Total                              $9,403       $1,119      $  673          $9,849

Other Investments
Massachusetts Business
 Development Corporation         500  $    5                                   $    5
   Total                              $    5                                   $    5

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

<PAGE 57>

                                                                                               SCHEDULE I

                                      CAMBRIDGE ELECTRIC LIGHT COMPANY
                        INVESTMENTS IN, EQUITY IN EARNINGS OF, AND DIVIDENDS RECEIVED
                                            FROM RELATED PARTIES
                                    FOR THE YEAR ENDED DECEMBER 31, 1996
                                           (Dollars in Thousands)
                                                                   1996
                                 Balance                                     Balance
                               December 31,         Equity                 December 31,
Name of Issuer and                 1995               in       Dividends       1996
Description of Investment     Shares  Amount       Earnings    Received       Amount
Common Stock
Connecticut Yankee
 Atomic Power Company         15,750  $4,564       $  529      $  346          $4,747
Maine Yankee Atomic
 Power Company                20,000   2,891          266         328           2,829
Vermont Yankee Nuclear
 Power Corporation             9,801   1,305          172         153           1,324
Yankee Atomic Electric
 Company                       3,068     464           39         -               503
   Total                              $9,224       $1,006      $  827          $9,403

Other Investments
Massachusetts Business
 Development Corporation         500  $    5                                   $    5
   Total                              $    5                                   $    5

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

<PAGE 58>


SCHEDULE II

                       CAMBRIDGE ELECTRIC LIGHT COMPANY
                       VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                            (Dollars in Thousands)





                                        Additions
                     Balance at  Provision               Deductions   Balance
                     Beginning   Charged to               Accounts      End
   Description        of Year    Operations  Recoveries  Written Off  of Year


                                 Year Ended December 31, 1998

Allowance for
  Doubtful Accounts     $297        $560      $ 101          $493      $465


                                 Year Ended December 31, 1997

Allowance for
  Doubtful Accounts     $482        $343       $ 49          $577      $297


                                 Year Ended December 31, 1996

Allowance for
  Doubtful Accounts     $490        $279       $ 51          $338      $482

<PAGE 59>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY
                       FORM 10-K      DECEMBER 31, 1998

                                  SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CAMBRIDGE ELECTRIC LIGHT COMPANY
                                                (Registrant)

                                  By:  R. D. WRIGHT
                                       Russell D. Wright,
                                       Chairman of the Board and
                                       Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officers:

R. D. WRIGHT                                             March 31, 1999
Russell D. Wright,
Chairman of the Board and
Chief Executive Officer

DEBORAH A. McLAUGHLIN                                    March 31, 1999
Deborah A. McLaughlin
President and Chief Operating Officer

Principal Financial and Accounting Officer:

JAMES D. RAPPOLI                                         March 31, 1999
James D. Rappoli,
Financial Vice President and Treasurer


A majority of the Board of Directors:


DEBORAH A. McLAUGHLIN                                    March 31, 1999
Deborah A. McLaughlin, Director

JAMES D. RAPPOLI                                         March 31, 1999
James D. Rappoli, Director

R. D. WRIGHT                                             March 31, 1999
Russell D. Wright, Director