Form 10-Q
period 1999-03-31
CAMBRIDGE ELECTRIC LIGHT CO
filed 1999-05-17
CIK 16573

<PAGE 1>


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549-1004

                                   Form 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1999

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

                                               Outstanding at
           Class of Common Stock                 May 1, 1999
        Common Stock, $25 par value            346,600 shares

The Company meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.

<PAGE 2>

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


                       CAMBRIDGE ELECTRIC LIGHT COMPANY

                           CONDENSED BALANCE SHEETS

                     MARCH 31, 1999 AND DECEMBER 31, 1998

                                    ASSETS

                            (Dollars in thousands)


                                                   March 31,     December 31,
                                                     1999            1998
                                                  (Unaudited)

PROPERTY, PLANT AND EQUIPMENT, at original cost    $141,381        $140,642
  Less - Accumulated depreciation                    48,245          47,179
                                                     93,136          93,463
  Add - Construction work in progress                 1,039             937
                                                     94,175          94,400

INVESTMENTS
  Equity in nuclear electric power companies          9,849           9,906
  Other                                                   5               5
                                                      9,854           9,911

LONG-TERM RECEIVABLE - AFFILIATE                     29,837          29,429

CURRENT ASSETS
  Cash                                                  447             778
  Advances to affiliates                             18,345          27,450
  Accounts receivable -
    Affiliates                                          537           1,729
    Customers                                        10,665          10,774
  Unbilled revenues                                   2,951           3,489
  Prepaid taxes                                         858           1,410
  Inventories and other                               1,140           1,076
                                                     34,943          46,706

DEFERRED CHARGES
  Regulatory assets                                  65,450          70,372
  Other                                               5,867           6,112
                                                     71,317          76,484

                                                   $240,126        $256,930




                            See accompanying notes.

<PAGE 3>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

                           CONDENSED BALANCE SHEETS

                     MARCH 31, 1999 AND DECEMBER 31, 1998

                        CAPITALIZATION AND LIABILITIES

                            (Dollars in thousands)


                                                   March 31,     December 31,
                                                      1999           1998
                                                  (Unaudited)
CAPITALIZATION
  Common Equity -
    Common stock, $25 par value -
      Authorized and outstanding -
        346,600 shares, wholly-owned by
        Commonwealth Energy System (Parent)        $  8,665        $  8,665
    Amounts paid in excess of par value              27,953          27,953
    Retained earnings                                11,864          16,182
                                                     48,482          52,800
  Long-term debt, including premiums, less
    maturing debt and current sinking fund
    requirements                                      7,301           7,301
                                                     55,783          60,101

CURRENT LIABILITIES
  Interim Financing -
    Maturing long-term debt                             -            10,000

  Other Current Liabilities -
    Current sinking fund requirements                   100             100
    Accounts payable -
      Affiliates                                     23,448          23,257
      Other                                           8,143           8,328
    Other                                             8,486           9,406
                                                     40,177          41,091
                                                     40,177          51,091

DEFERRED CREDITS
  Purchased power contracts                          55,685          57,465
  Regulatory liabilities                             64,785          65,124
  Accumulated deferred income taxes                  15,718          15,328
  Unamortized investment tax credits and other        7,978           7,821
                                                    144,166         145,738

COMMITMENTS AND CONTINGENCIES

                                                   $240,126        $256,930




                            See accompanying notes.

<PAGE 4>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

             CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

              FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                      (Dollars in thousands - unaudited)


                                                      1999            1998

ELECTRIC OPERATING REVENUES                         $27,372         $27,571

OPERATING EXPENSES
  Electricity purchased for resale,
    transmission and fuel                            19,137          15,026
  Other operation and maintenance                     6,183           5,128
  Depreciation                                          832           1,501
  Taxes -
    Income                                             (149)          1,841
    Local property                                      633             765
    Payroll and other                                   160             203
                                                     26,796          24,464

OPERATING INCOME                                        576           3,107

OTHER INCOME                                            395             405

INCOME BEFORE INTEREST CHARGES                          971           3,512

INTEREST CHARGES
  Long-term debt                                        292             361
  Other interest charges                                751             442
                                                      1,043             803

NET INCOME (LOSS)                                       (72)          2,709

RETAINED EARNINGS -
  Beginning of period                                16,182          11,607
  Dividends on common stock                          (4,246)            -

  End of period                                     $11,864         $14,316













                            See accompanying notes.

<PAGE 5>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

                      CONDENSED STATEMENTS OF CASH FLOWS

              FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                      (Dollars in thousands - unaudited)



                                                        1999         1998

OPERATING ACTIVITIES
  Net income (loss)                                    $   (72)    $ 2,709
  Effects of noncash items -
    Depreciation and amortization                          785       1,501
    Deferred income taxes and investment tax
      credits, net                                          83         120
    Earnings from corporate joint ventures                (184)       (306)
  Dividends from corporate joint ventures                  241         -
  Change in working capital, exclusive of cash,
    advances to affiliates and interim financing         1,413        (460)
  Transition costs deferral                              3,755      (2,780)
  All other operating items                               (152)      1,187

Net cash provided by operating activities                5,869       1,971

INVESTING ACTIVITIES
  Payments from affiliates                               9,105         -
  Additions to property, plant and equipment
    (inclusive of AFUDC)                                (1,059)       (981)

Net cash provided by (used for) investing activities     8,046        (981)

FINANCING ACTIVITIES
  Payment of dividends                                  (4,246)        -
  Retirement of long-term debt                         (10,000)        -
  Proceeds from short-term borrowings                      -         6,225
  Payments to affiliates                                   -        (7,220)

Net cash used for financing activities                 (14,246)       (995)

Net decrease in cash                                      (331)         (5)
Cash at beginning of period                                778         521
Cash at end of period                                  $   447     $   516


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest (net of capitalized amounts)              $   610     $ 1,038
    Income taxes                                       $   379     $   895





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

      The Company has 101 regular employees including 75 (74%) represented by a collective bargaining unit with a contract that expires on March 1, 2001. Employee relations have generally been satisfactory.

      In response to the significant changes that have taken place in the utility industry, the Company sold substantially all of its generating assets in 1998 to focus on the transmission and distribution of energy and related services (see Note 2(c)).

(2)   Significant Accounting Policies

      (a) Principles of Accounting

      The Company's significant accounting policies are described in Note 2 of Notes to Financial Statements included in its 1998 Annual Report on
  Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows these same basic accounting policies but considers each interim period as an integral part of an annual period and makes allocations of certain expenses to interim periods based upon estimates of such expenses for the year.

      The unaudited financial statements for the periods ended March 31, 1999 and 1998 reflect, in the opinion of the Company, all adjustments (consisting of only normal recurring accruals) necessary to summarize fairly the results for such periods. In addition, certain prior period amounts are reclassified from time to time to conform with the presentation used in the current period's financial statements.

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

<PAGE 7>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

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

      The principal regulatory assets included in deferred charges were as follows:
                                                    March 31,    December 31,
                                                      1999          1998
                                                    (Dollars in thousands)
        Maine Yankee unrecovered plant
            and decommissioning costs               $30,004        $30,646
        Connecticut Yankee unrecovered plant
            and decommissioning costs                24,291         25,185
        Yankee Atomic unrecovered plant
            and decommissioning costs                 1,389          1,634
        Transition costs                              5,828          9,149
        Postretirement benefits costs                 3,224          3,120
        Other                                           714            638
                                                    $65,450        $70,372

<PAGE 8>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

      The regulatory liabilities, reflected in the accompanying Condensed Balance Sheets, were as follows:
                                                   March 31,     December 31,
                                                      1999          1998
                                                    (Dollars in thousands)
    Regulatory liability related to
      sale of generating assets                     $60,303        $61,040
    Deferred income taxes                             2,374          2,402
    Demand-side management deferral                   2,108          1,682
                                                    $64,785        $65,124

      The regulatory liability related to the sale of generating assets was established pursuant to the Company's divestiture filing that was approved by the DTE in which the Company agreed to use the net proceeds from the sale of its generating assets and its share of the net proceeds from affiliate Canal Electric Company's (Canal Electric) sale of generating assets to reduce transition costs that are billed to its retail electric customers over the next several years as a result of electric industry restructuring. The Company's share of the net proceeds from the sale of Canal Electric's generating assets ($9.4 million) has been classified as a long-term receivable - affiliate on the accompanying Condensed Balance Sheets.

      In November 1997, the Commonwealth of Massachusetts enacted a comprehen-sive electric utility industry restructuring bill. On November 19, 1997, the Company, together with affiliates Commonwealth Electric Company (Commonwealth Electric) and Canal Electric, filed a restructuring plan with the DTE. The plan, approved by the DTE on February 27, 1998, provides that the Company and Commonwealth Electric, beginning March 1, 1998, initiate a ten percent rate reduction for all customer classes and allow customers to choose their energy supplier. As part of the plan, the DTE authorized the recovery of certain strandable costs and provides that certain future costs may be deferred to achieve or maintain the rate reduction that the restructuring bill mandates. The legislation gives the DTE the authority to determine the amount of strandable costs that will be eligible for recovery. Costs that will qualify as strandable costs and be eligible for recovery include, but are not limited to, certain above market costs associated with generating facilities, costs associated with long-term commitments to purchase power at above market prices from independent power producers and regulatory assets and associated liabilities related to the generation portion of the electric business.

  (c)  Divestiture of Generation Assets

      The cost of transitioning to competition will be mitigated, in part, by the sale of COM/Energy's non-nuclear generating assets. On May 27, 1998, COM/Energy agreed to sell substantially all of its non-nuclear generating assets (984 MW) to affiliates of The Southern Company of Atlanta, Georgia. The sale was conducted through an auction process that was outlined in a restructuring plan filed with the DTE in November 1997 in conjunction with the state's industry restructuring legislation enacted in 1997. The sale was approved by the DTE on October 30, 1998 and by the FERC on November 12, 1998. Proceeds from the sale of the Company's Kendall Station generating assets, after construction-related adjustments at the closing that occurred on December 30, 1998, amounted to approximately $58.2 million or 8.2 times their book value of approximately $7.1 million. The proceeds from the sale,

<PAGE 9>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

  net of book value and transaction costs amounted to $49.3 million and will be used to reduce transition costs related to electric industry restructur-ing that otherwise would have been collected through a non-bypassable transition charge. No gain was recorded on the sale of these generating assets because the Company is obligated to reduce its transition costs by the net proceeds of the sale. The Company has determined that this transaction was not a taxable event because it provided no economic benefit to the Company.

      COM/Energy established Energy Investment Services, Inc. as the vehicle to invest the net proceeds from the sale of Canal Electric's generating assets and a portion of the proceeds from the Company's sale of generating assets ($20.4 million). These proceeds will be invested in a conservative portfolio of securities that is designed to maintain principal and earn a reasonable return. Both the principal amount and income earned will be used to reduce the transition costs that would otherwise be billed to customers of the Company and Commonwealth Electric.

(3)   Commitments and Contingencies

      (a) Construction Program

      The Company is engaged in a continuous construction program presently estimated at $59.2 million for the five-year period 1999 through 2003. Of that amount, $7.8 million is estimated for 1999. As of March 31, 1999, the Company's actual construction expenditures amounted to approximately $1.1 million including an allowance for funds used during construction. The Company expects to finance these expenditures on an interim basis with internally-generated funds and short-term borrowings which are ultimately expected to be repaid with the proceeds from the issuance of long-term debt securities.

      The program is subject to periodic review and revision because of factors such as changes in business conditions, rates of customer growth, effects of inflation, maintenance of reliable and safe service, equipment delivery schedules, availability and cost of capital and environmental factors.

<PAGE 10>

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

  A summary of the period to period changes in the principal items included in the Condensed Statements of Income for the three months ended March 31, 1999 and 1998 and unit sales for these periods is shown below:

                                                 Three Months Ended
                                                      March 31,
                                                     1999 and 1998
                                                 Increase (Decrease)
                                               (Dollars in thousands)

Electric Operating Revenues                     $  (199)     (0.7)%

Operating Expenses -
 Electricity purchased for resale,
   transmission and fuel                          4,111      27.4
 Other operation and maintenance                  1,055      20.6
 Depreciation                                      (669)    (44.6)
 Taxes -
   Federal and state income                      (1,990)   (108.1)
   Local property and other                        (175)    (18.1)
                                                  2,332       9.5

Operating Income                                 (2,531)    (81.5)

Other Income                                        (10)     (2.5)

Income Before Interest Charges                   (2,541)    (72.4)

Interest Charges                                    240      29.9

Net Income                                      $(2,781)   (102.7)

Unit Sales (MWH)
  Retail                                          7,548       2.4
  Wholesale                                      (6,008)    (10.3)
    Total unit sales                              1,540       0.4

      The following is a summary of unit sales (in MWH) for the periods indicated:

                                             Unit Sales (MWH)
          Three Months Ended         Total      Retail     Wholesale

          March 31, 1999            380,437     327,852      52,585
          March 31, 1998            378,897     320,304      58,593

<PAGE 11>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

Operating Revenues, Electricity Purchased For Resale, Transmission and Fuel

    Operating revenues for the first quarter of 1999 decreased $199,000 (0.7%) due to decreases in fuel costs ($311,000), transmission charges and wholesale sales ($967,000) as well as rate reductions resulting from electric industry restructuring legislation. These factors were offset by an increase in purchased power costs ($5.4 million) and a 2.4% increase in retail unit sales. During the quarter, the increase in purchased power reflects the absence of power previously available from the Company's Kendall Station facility which was sold on December 30, 1998 (see Note 2(c)). As a result of industry restructuring, the Company has unbundled its rates and provided customers with a ten percent rate reduction as of March 1, 1998 that was increased to approximately 16% effective January 1, 1999 in conjunction with the Company's restructuring plan as approved by the DTE.

    This legislation also provides customers with the opportunity to purchase generation supply in the competitive market. Unbundled delivery rates are composed of a customer charge (to collect metering and billing costs), a distribution charge (to collect the costs of delivering electricity), a transition charge (to collect past costs for investments in generating plants and costs related to power contracts), a transmission charge (to collect the costs of moving the electricity over high voltage lines from a generating plant), an energy conservation charge (to collect costs for demand-side management programs) and a renewable energy charge (to collect the cost to support the development and promotion of renewable energy projects). Electricity supply services provided by the Company include optional standard offer service and default service. Standard offer service is the electricity that is supplied by a local distribution company (such as the Company) until a competitive supplier is chosen by the customer. It is designed as a seven-year transitional service to give the customer time to learn about competitive power suppliers. The price of standard offer service will increase over time. Default service is the electricity that is supplied by the local distribution company when a customer is not receiving power from either standard offer service or a competitive power supplier. The market price for default service will fluctuate based on the average market price for power. Amounts collected through these various charges will be reconciled to actual expenditures on an on-going basis. Currently, 77.3% of retail electric customers receive standard offer service and 22.7% of retail customers receive default service. For further information on electric industry restructuring, refer to the Company's 1998 Annual Report on Form 10-K.

    Total unit sales increased 0.4% during the quarter, reflecting a 2.4% increase in retail unit sales that includes increases in sales to residential, commercial and industrial customer segments, offset in part by a 10.3% decline in wholesale sales due to a decrease in sales to ISO - New England.

Operating Expenses

    For the first quarter of 1999, operation and maintenance increased $1.1 million, or 20.6%, primarily due to an increase in conservation and load management costs ($646,000) and an increase in maintenance expense ($103,000), primarily reflecting maintenance at Blackstone Station. Depreciation expense decreased $669,000 or 44.6% due to a lower level of depreciable plant reflecting the sale of the Kendall Station facility in December 1998 and the

<PAGE 12>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

absence of adjustments to depreciation recorded in 1998 pursuant to the electric industry restructuring legislation. The decrease in federal and state income taxes was due to a lower level of pre-tax income. The decrease in local property and other taxes reflects lower property tax expense ($133,000), and lower payroll and other taxes ($42,000) due to a decrease in the number of employees, both of which reflect the impact of the asset sale (see Note 2(c)).

Interest Charges

    Interest charges for the current three-month period increased $240,000 or 29.9% due to an increase in other interest ($310,000) that includes interest on amounts deferred in conjunction with the Company's restructuring plan as approved by the DTE, offset in part by lower long-term interest costs ($70,000) due to the repayment of a $10 million (8.04%) debt issue during the current quarter and by the absence of interest on short-term borrowings during the period.

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

    Shareholder votes on the merger will be held as part of each of COM/Energy's and BEC's annual shareholder meetings scheduled for June 24, 1999. The Merger Agreement may be terminated under certain circumstances, including by any party if the merger is not consummated by December 5, 1999, subject to an automatic extension of six months if the requisite regulatory

<PAGE 13>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

approvals have not yet been obtained by such date. The merger will be accounted for using the purchase method of accounting.

    Upon effectiveness of the merger, Thomas J. May, BEC's current Chairman, President and Chief Executive Officer (CEO), will become the Chairman and CEO of NSTAR. Russell D. Wright, COM/Energy's current President and CEO, willbecome the President and Chief Operating Officer of NSTAR and will serve on NSTAR's board of trustees. Also, upon effectiveness of the merger, NSTAR's board of trustees will consist of COM/Energy's and BEC's current trustees.

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

   COM/Energy has also inventoried its non-information technology systems that may be date sensitive (facilities, electric and gas operations, energy supply/production and distribution) that use embedded technology such as micro-controllers and micro-processors. COM/Energy has completed its assess-ment of these non-information technology systems and determined that 20% of these systems required remediation or replacement. COM/Energy is approximate-ly 94% complete in its efforts to resolve non-compliance with Year 2000 requirements related to these systems and anticipates that these systems will be updated or replaced and tested by mid-1999.

   At present, the remediation phase for information technology as it applies to hardware and non-technology issues is scheduled for completion by June 1, 1999. The testing phase for Year 2000 compliance is approximately 85%

<PAGE 14>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

complete and is scheduled to be concluded by June 30, 1999. All other phases are complete.

   Modifying and testing COM/Energy's information and transaction processing systems from 1996 through 2000 is currently expected to cost approximately $9.85 million, including approximately $900,000, $3.1 million and $1.9 million incurred through 1997, 1998 and the first quarter of 1999, respectively. Approximately $3.95 million is expected to be spent in the remainder of 1999 and in 2000. Year 2000 costs have been expensed as incurred and will continue to be funded from operations.

   In addition to its internal efforts, COM/Energy has initiated formal communications with its significant suppliers to determine the extent to which COM/Energy may be vulnerable to its suppliers' failure to correct their own Year 2000 issues. As of April 1, 1999, COM/Energy has received responses from approximately 82% of those entities contacted, and nearly all have indicated that they are or will be Year 2000 compliant. Failure of COM/Energy's significant suppliers to address Year 2000 issues could have a material adverse effect on COM/Energy's operations, although it is not possible at this time to quantify the amount of business that might be lost or the costs that could be incurred by COM/Energy. Contact with significant vendors is continu-ing and inadequate or marginal responses are being pursued by COM/Energy. COM/Energy is prepared to replace certain suppliers or to initiate other contingency plans should these vendors not respond to COM/Energy's satisfac-tion by July 1, 1999.

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

   COM/Energy has started its contingency planning for critical operational areas that might be effected by the Year 2000 issue if compliance by COM/Energy is delayed. COM/Energy's gas and electric operations currently have emergency operating plans as well as information technology disaster recovery plans as components of its standard operating procedures. These plans will be enhanced to identify potential Year 2000 risks to normal operations and the appropriate reaction to these potential failures including contingency plans that may be required for any third parties that fail to achieve Year 2000 compliance. All necessary contingency plans are expected to be completed by June 30, 1999, although in certain cases, especially infra-structure failures, there may be no practical alternative course of action available to COM/Energy.

   COM/Energy is working with other energy industry entities, both regionally and nationally with respect to Year 2000 readiness and is cooperating in the development of local and wide-scale contingency planning.

   While COM/Energy believes its efforts to address the Year 2000 issue will allow it to be successful in avoiding any material adverse effect on

<PAGE 15>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

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

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits

         Exhibit 27 - Financial Data Schedule.

         Filed herewith as Exhibit 1 is the Financial Data Schedule for the three months ended March 31, 1999.

         Filed herewith as Exhibit 2 is the restated Financial Data Schedule for the year ended December 31, 1998.

   (b)   Reports on Form 8-K

         One report on Form 8-K was filed during the three months ended March 31, 1999. The report dated January 14, 1999 relates to an event that occurred on December 30, 1998 regarding the sale of substantially all of the Company's generating assets.

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




Date:   May 17, 1999