Form 10-Q
period 1999-06-30
CAMBRIDGE ELECTRIC LIGHT CO
filed 1999-08-16
CIK 16573

<PAGE 1>



               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549-1004

                                   Form 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1999

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

                                               Outstanding at
           Class of Common Stock               August 1, 1999
        Common Stock, $25 par value            346,600 shares

The Company meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.

<PAGE 2>

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


                       CAMBRIDGE ELECTRIC LIGHT COMPANY

                           CONDENSED BALANCE SHEETS

                      JUNE 30, 1999 AND DECEMBER 31, 1998

                                    ASSETS

                            (Dollars in thousands)



                                                    June 30,     December 31,
                                                     1999            1998
                                                  (Unaudited)

PROPERTY, PLANT AND EQUIPMENT, at original cost    $142,455        $140,642
  Less - Accumulated depreciation                    48,874          47,179
                                                     93,581          93,463
  Add - Construction work in progress                 1,056             937
                                                     94,637          94,400

INVESTMENTS
  Equity in nuclear electric power companies         10,074           9,906
  Other                                                   5               5
                                                     10,079           9,911

LONG-TERM RECEIVABLE - AFFILIATE                     36,077          35,441

CURRENT ASSETS
  Cash                                                1,466             778
  Advances to affiliates                                -            27,450
  Accounts receivable
    Affiliates                                          303           1,729
    Customers                                        11,515          10,774
  Unbilled revenues                                      71           1,577
  Prepaid taxes                                       1,674           1,410
  Inventories and other                               1,479           1,076
                                                     16,508          44,794

DEFERRED CHARGES
  Regulatory assets                                  61,960          70,372
  Other                                                 144           2,012
                                                     62,104          72,384

                                                   $219,405        $256,930




                            See accompanying notes.

<PAGE 3>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

                           CONDENSED BALANCE SHEETS

                      JUNE 30, 1999 AND DECEMBER 31, 1998

                        CAPITALIZATION AND LIABILITIES

                            (Dollars in thousands)


                                                    June 30,     December 31,
                                                      1999           1998
                                                  (Unaudited)
CAPITALIZATION
  Common Equity -
    Common stock, $25 par value -
      Authorized and outstanding -
        346,600 shares, wholly-owned by
        Commonwealth Energy System (Parent)        $  8,665        $  8,665
    Amounts paid in excess of par value              27,953          27,953
    Retained earnings                                12,246          16,182
                                                     48,864          52,800
  Long-term debt, including premiums, less
    maturing debt and current sinking fund
    requirements                                      7,201           7,301
                                                     56,065          60,101
CURRENT LIABILITIES
  Interim Financing -
    Notes payable to banks                            1,600             -
    Advances from affiliates                          2,400             -
    Maturing long-term debt                             -            10,000
                                                      4,000          10,000

  Other Current Liabilities -
    Current sinking fund requirements                   100             100
    Accounts payable
      Affiliates                                      4,309          23,257
      Other                                           6,700           8,328
    Other                                             7,208           9,406
                                                     18,317          41,091
                                                     22,317          51,091
DEFERRED CREDITS
  Accumulated deferred income taxes                  15,210          15,328
  Regulatory liabilities                             63,754          65,124
  Purchased power contracts                          53,993          57,465
  Unamortized investment tax credits and other        8,066           7,821
                                                    141,023         145,738

COMMITMENTS AND CONTINGENCIES

                                                   $219,405        $256,930



                            See accompanying notes.

<PAGE 4>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

             CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                            (Dollars in thousands)
                                  (Unaudited)



                                    Three Months Ended     Six Months Ended
                                      1999      1998        1999      1998

ELECTRIC OPERATING REVENUES          $26,977   $27,155     $54,349   $54,726

OPERATING EXPENSES
  Electricity purchased for resale,
    transmission and fuel             20,984    15,755      40,121    30,781
  Other operation and maintenance      3,004     6,272       9,187    11,400
  Depreciation                           990     2,129       1,822     3,630
  Taxes -
    Income                               179       940          30     2,781
    Local property                       633       760       1,266     1,525
    Payroll and other                    143       181         303       384
                                      25,933    26,037      52,729    50,501

OPERATING INCOME                       1,044     1,118       1,620     4,225

OTHER INCOME                             377       344         772       749

INCOME BEFORE INTEREST CHARGES         1,421     1,462       2,392     4,974

INTEREST CHARGES
  Long-term debt                         155       361         447       722
  Other interest charges                 884       446       1,635       888
                                       1,039       807       2,082     1,610

NET INCOME                               382       655         310     3,364

RETAINED EARNINGS -
  Beginning of period                 11,864    14,316      16,182    11,607
  Dividends on common stock              -      (2,599)     (4,246)   (2,599)

RETAINED EARNINGS -
  End of period                      $12,246   $12,372     $12,246   $12,372










                            See accompanying notes.

<PAGE 5>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

                      CONDENSED STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                            (Dollars in thousands)
                                  (Unaudited)



                                                         1999        1998

OPERATING ACTIVITIES
  Net income                                           $   310     $ 3,364
  Effects of noncash items -
    Depreciation and amortization                        1,911       3,882
    Deferred income taxes and investment tax
      credits, net                                         799         392
    Earnings from corporate joint ventures                (348)       (564)
  Dividends from corporate joint ventures                  180          38
  Change in working capital, exclusive of cash,
    advances to affiliates and interim financing       (21,250)      4,473
  Transition costs deferral                              5,988      (6,322)
  All other operating items                             (1,628)        161
Net cash provided by (used for) operating activities   (14,038)      5,424

INVESTING ACTIVITIES
  Payments from affiliates                              27,450         -
  Additions to property, plant and equipment
    (inclusive of AFUDC)                                (2,378)     (3,773)
Net cash provided by (used for) investing activities    25,072      (3,773)

FINANCING ACTIVITIES
  Payment of dividends                                  (4,246)     (2,599)
  Retirement of long-term debt                         (10,000)        -
  Proceeds from short-term borrowings                    1,600      10,750
  Proceeds from (payments to) affiliates                 2,400      (9,755)
  Sinking funds payments                                  (100)       (100)
Net cash used for financing activities                 (10,346)     (1,704)

Net increase (decrease) in cash                            688         (53)
Cash at beginning of period                                778         521
Cash at end of period                                  $ 1,466     $   468


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest (net of capitalized amounts)              $   729     $ 1,552
    Income taxes                                       $   981     $ 1,277




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

      The Company has 101 regular employees including 76 (75%) represented by a collective bargaining unit with a contract that expires on March 1, 2001. Employee relations have generally been satisfactory.

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

      The unaudited financial statements for the periods ended June 30, 1999 and 1998 reflect, in the opinion of the Company, all adjustments (consisting of only normal recurring accruals) necessary to summarize fairly the results for such periods. In addition, certain prior period amounts are reclassified from time to time to conform with the presentation used in the current period's financial statements.

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

      The principal regulatory assets included in deferred charges were as follows:
                                                    June 30,     December 31,
                                                      1999          1998
                                                    (Dollars in thousands)
        Maine Yankee unrecovered plant
            and decommissioning costs               $29,382        $30,646
        Connecticut Yankee unrecovered plant
            and decommissioning costs                23,496         25,185
        Yankee Atomic unrecovered plant
            and decommissioning costs                 1,115          1,634
        Transition costs                              3,893          9,149
        Postretirement benefits costs                 3,204          3,120
        Other                                           870            638
                                                    $61,960        $70,372

<PAGE 8>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

      The regulatory liabilities, reflected in the accompanying Condensed Balance Sheets, were as follows:
                                                    June 30,     December 31,
                                                      1999          1998
                                                    (Dollars in thousands)
    Regulatory liability related to
      sale of generating assets                     $59,000        $61,040
    Deferred income taxes                             2,345          2,402
    Demand-side management deferral                   2,409          1,682
                                                    $63,754        $65,124

      The regulatory liability related to the sale of generating assets was established pursuant to the Company's divestiture filing that was approved by the DTE in which the Company agreed to use the net proceeds from the sale of its generating assets and its share of the net proceeds from affiliate Canal Electric Company's (Canal Electric) sale of generating assets to reduce transition costs that are billed to its retail electric customers over the next several years as a result of electric industry restructuring. COM/Energy established Energy Investment Services, Inc. (EIS) as the vehicle to invest the Company's share of the net proceeds from the sale of Canal Electric's generating assets. These proceeds have been invested in a conservative portfolio of securities that is designed to maintain principal and earn a reasonable return. Both the principal amount and income earned will be used to reduce the transition costs that would otherwise be billed to customers of the Company and affiliate Commonwealth Electric Company (Commonwealth Electric). The Company's share of the net proceeds from the sale of Canal Electric's generating assets has been classified as a long-term receivable - affiliate on the accompanying Condensed Balance Sheets.

      The Company's regulatory assets, including the costs associated with existing power contracts with three Yankee nuclear power plants that have shut down permanently, and all of its regulatory liabilities are reflected in rates charged to customers. Regulatory assets are to be recovered over the next eleven years pursuant to the legislation discussed below. However, the Company received approximately $6.3 million from EIS in July 1999 which will reduce the amount of regulatory assets to be recovered in the future.

      In November 1997, the Commonwealth of Massachusetts enacted a comprehen-sive electric utility industry restructuring bill. On November 19, 1997, the Company, together with affiliates Commonwealth Electric and Canal Electric, filed a restructuring plan with the DTE. The plan, approved by the DTE on February 27, 1998, provides that the Company and Commonwealth Electric, beginning March 1, 1998, initiate a ten percent rate reduction for all customer classes and allow customers to choose their energy supplier.
  As part of the plan, the DTE authorized the recovery of certain strandable costs and provides that certain future costs may be deferred to achieve or maintain the rate reduction that the restructuring bill mandates. The legislation gives the DTE the authority to determine the amount of strandable costs that is eligible for recovery. Costs that qualify as strandable costs and are eligible for recovery include, but are not limited to, certain above market costs associated with generating facilities, costs associated with long-term commitments to purchase power at above market prices from independent power producers and regulatory assets and associated liabilities related to the generation portion of the electric business.

<PAGE 9>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

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

(3)   Commitments and Contingencies

      (a) Construction Program

      The Company is engaged in a continuous construction program presently estimated at $59.2 million for the five-year period 1999 through 2003. Of that amount, $7.8 million is estimated for 1999. As of June 30, 1999, the Company's actual construction expenditures amounted to approximately $2.4 million including an allowance for funds used during construction. The Company expects to finance these expenditures on an interim basis with internally-generated funds and short-term borrowings which are ultimately expected to be repaid with the proceeds from the issuance of long-term debt securities.

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

    A summary of the period to period changes in the principal items included in the Condensed Statements of Income for the three and six months ended June 30, 1999 and 1998 and unit sales for these periods is shown below:

                                      Three Months            Six Months
                                     Ended June 30,          Ended June 30,
                                     1999 and 1998           1999 and 1998
                                              Increase (Decrease)
                                            (Dollars in thousands)

Electric Operating Revenues        $  (178)   (0.7)%      $  (377)   (0.7)%

Operating Expenses -
  Electricity purchased for
    resale, transmission and fuel    5,229     33.2         9,340      30.3
  Other operation and maintenance   (3,268)   (52.1)       (2,213)    (19.4)
  Depreciation                      (1,139)   (53.5)       (1,808)    (49.8)
  Taxes -
    Federal and state income          (761)   (81.0)       (2,751)    (98.9)
    Local property and other          (165)   (17.5)         (340)    (17.8)
                                      (104)    (0.4)        2,228       4.4

Operating Income                       (74)    (6.6)       (2,605)    (61.7)

Other Income                            33      9.6            23       3.1

Income Before Interest Charges         (41)    (2.8)       (2,582)    (51.9)

Interest Charges                       232     28.7           472      29.3

Net Income                         $  (273)   (41.7)      $(3,054)    (90.8)


Unit Sales (MWH)
  Retail                           (15,545)    (4.8)       (7,997)     (1.2)
  Wholesale                        (15,352)   (45.2)      (21,360)    (23.1)
    Total unit sales               (30,897)    (8.7)      (29,357)     (4.0)


      The following is a summary of unit sales for the periods indicated:

                                     Unit Sales (MWH)
                         Three Months                    Six Months
Period Ended      Total   Retail   Wholesale     Total   Retail   Wholesale

June 30, 1999    326,262  307,664    18,598     706,699  635,516    71,183
June 30, 1998    357,159  323,209    33,950     736,056  643,513    92,543

<PAGE 11>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

Operating Revenues, Electricity Purchased For Resale, Transmission and Fuel

    Operating revenues for the first six months of 1999 decreased $377,000 (0.7%) due to a decrease in fuel costs ($1.4 million) as well as rate reductions resulting from electric industry restructuring legislation. Also contributing to this decrease was a 1.2% decrease in retail unit sales. Somewhat offsetting the impact of these items were increases in electricity purchased for resale ($9.5 million) and transmission charges ($1.4 million). During the second quarter, operating revenues decreased $178,000 (0.7%) due to lower fuel costs ($1.1 million) and the aforementioned rate reductions, offset, somewhat by increases in electricity purchased for resale ($4.1 million) and transmission charges ($2.1 million). The significant increase in electricity purchased for resale during both current periods reflects the absence of power previously available from the Company's Kendall Station facility which was sold on December 30, 1998 (see Note 2(c)). As a result of industry restructuring, the Company has unbundled its rates and provided customers with a ten percent rate reduction as of March 1, 1998 that was increased to 16% effective January 1, 1999 in conjunction with the Company's restructuring plan as approved by the DTE.

    This legislation also provides customers with the opportunity to purchase generation supply in the competitive market. Unbundled delivery rates are composed of a customer charge (to collect metering and billing costs), a distribution charge (to collect the costs of delivering electricity), a transition charge (to collect past costs for investments in generating plants and costs related to power contracts), a transmission charge (to collect the costs of moving the electricity over high voltage lines from a generating plant), an energy conservation charge (to collect costs for demand-side management programs) and a renewable energy charge (to collect the cost to support the development and promotion of renewable energy projects). Electricity supply services provided by the Company include optional standard offer service and default service. Standard offer service is the electricity that is supplied by a local distribution company (such as the Company) until a competitive supplier is chosen by the customer. It is designed as a seven-year transitional service to give the customer time to learn about competitive power suppliers. The price of standard offer service will increase over time. Default service is the electricity that is supplied by the local distribution company when a customer is not receiving power from either standard offer service or a competitive power supplier. The market price for default service will fluctuate based on the average market price for power. Amounts collected through these various charges will be reconciled to actual expenditures on an on-going basis. Currently, 74.9% of retail electric customers receive standard offer service and 25.1% of retail customers receive default service. For further information on electric industry restructuring, refer to the Company's 1998 Annual Report on Form 10-K.

    The decrease in total unit sales for both current periods reflects decreases in retail sales as sales to commercial and industrial customers declined, and also includes for both periods a decrease in wholesale sales due primarily to a lower level of sales to ISO - New England.

Operating Expenses

    For the current quarter and first half of 1999, operation and maintenance decreased $3.3 million (52.1%) and $2.2 million (19.4%), respectively, due

<PAGE 12>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

primarily to lower operating costs as a result of the sale of the Kendall Station facility on December 30, 1998 and lower maintenance costs ($234,000 and $391,000, respectively) also related to the sale of Kendall Station. Also contributing to the decrease in both the current quarter and first half of 1999 were lower insurance and benefits costs ($144,000 and $132,000, respectively). Depreciation expense decreased in both current periods reflecting the sale of the Kendall Station facility and the absence of adjustments to depreciation recorded in 1998 pursuant to the electric industry restructuring legislation. The decreases in federal and state income taxes was due to a lower level of pre-tax income. During both current periods the decrease in local property and other taxes reflects lower property tax expense ($126,000 and $259,000, respectively), and lower payroll and other taxes due to a decrease in the number of employees, both of which reflect the impact of the asset sale.

Interest Charges

    Interest charges for the current three and six-month periods increased $232,000 (28.7%) and $472,000 (29.3%), respectively due to increases in other interest ($438,000 and $747,000, respectively) that include interest on amounts deferred in conjunction with the Company's restructuring plan as approved by the DTE. This increase was offset in part by lower long-term interest costs ($206,000 and $275,000) due to the repayment of a $10 million (8.04%) debt issue during the first quarter of 1999 and by the significantly lower interest on short-term borrowings due to a lower average level of short-term borrowings during the current periods.

Merger with BEC Energy

    The electric utility industry has continued to change in response to legislative and regulatory mandates that are aimed at lowering prices for energy by creating a more competitive marketplace. These pressures have resulted in an increasing trend in the electric industry to seek competitive advantages and other benefits through business combinations. On December 5, 1998, COM/Energy and BEC Energy (BEC), headquartered in Boston, Massachusetts, entered into an Agreement and Plan of Merger (the Merger Agreement). Pursuant to the Merger Agreement, COM/Energy and BEC will be merged into a new holding company to be known as NSTAR. The merger will create an energy delivery company serving approximately 1.3 million customers located entirely within Massachusetts, including more than one million electric customers in 81 communities and 240,000 gas customers in 51 communities. The merger is expected to occur shortly after the satisfaction of certain conditions, including the receipt of the required approvals. On June 24, 1999, common shareholders of COM/Energy and BEC approved the merger. On June 30, 1999, the FERC approved the merger. On July 27, 1999, the DTE approved the rate plan filed by the utility subsidiaries of the two companies that is an integral part of the merger. On August 16, 1999, the Massachusetts Attorney General's Office and a group of four intervenors filed appeals of the DTE's rate plan order with the Massachusetts Supreme Judicial Court. The significant elements of the rate plan include a four-year distribution rate freeze for each of the NSTAR retail utility subsidiaries and the recovery of all merger-related costs including an acquisition premium of approximately $516 million. On August 11, 1999, the Nuclear Regulatory Commission approved the transfer of control of Canal Electric's interest in the Seabrook nuclear generating plant from

<PAGE 13>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

COM/Energy to NSTAR. The remaining merger approval from the Securities and Exchange Commission is expected to be issued in August.

    The Merger Agreement may be terminated under certain circumstances, including by any party if the merger is not consummated by December 5, 1999, subject to an automatic extension of six months if the requisite regulatory approvals have not yet been obtained by such date. The merger will be accounted for as an acquisition of COM/Energy by BEC using the purchase method of accounting.

    Upon effectiveness of the merger, Thomas J. May, BEC's current Chairman, President and Chief Executive Officer (CEO), will become the Chairman and CEO of NSTAR. Russell D. Wright, COM/Energy's current President and CEO, will become the President and Chief Operating Officer of NSTAR and will serve on NSTAR's board of trustees. Also, upon effectiveness of the merger, NSTAR's board of trustees will consist of the Parent's and BEC's current trustees.

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

    COM/Energy's inventory phase required an assessment of all date sensitive information and transaction processing computer systems and determined that approximately 90% of its software systems needed some modifications or replacement. Plans were developed, implemented, and all of these systems have been modified, upgraded or replaced. COM/Energy is currently at a 98% completion level in its five-phase process for all systems, with completion of the last stages of its extensive testing process for the final six systems expected by September 30, 1999.

    COM/Energy has also inventoried its non-information technology systems that may be date sensitive (facilities, electric and gas operations, energy supply/production and distribution) that use embedded technology such as micro-controllers and micro-processors. COM/Energy has completed its assess-ment of these non-information technology systems and determined that 20% of these systems required remediation or replacement. COM/Energy has reported to the North American Electric Reliability Council (NERC) that it met the NERC target date of June 30, 1999 for 100% readiness of all its mission critical

<PAGE 14>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

components required for the continued safe and reliable delivery of electrici-ty into the Year 2000. COM/Energy's gas and other operations are also at a 100% completion level for all mission critical issues regarding Year 2000 readiness. Overall, the non-information technology systems are at a 99% completion level, with the final items scheduled for completion by August 31, 1999.

    Modifying and testing COM/Energy's information and transaction processing systems from 1996 through 2000 is currently expected to cost approximately $10.2 million, including approximately $900,000, $3.1 million and $3.2 million incurred through 1997, 1998 and the first half of 1999, respectively. Approximately $3 million is expected to be spent during the remainder of 1999 and in 2000. Year 2000 costs have been expensed as incurred and will continue to be funded from operations.

    In addition to its internal efforts, COM/Energy has initiated formal communications with its significant suppliers to determine the extent to which COM/Energy may be vulnerable to its suppliers' failure to correct their own Year 2000 issues. COM/Energy has ranked its vendors in terms of importance, and as of June 30, 1999 has received adequate responses from 100% of its "critical" and "high" rated vendors. Failure of COM/Energy's significant suppliers to address Year 2000 issues could have a material adverse effect on COM/Energy's operations, although it is not possible at this time to quantify the amount of business that might be lost or the costs that could be incurred by COM/Energy. Contact with all other vendors is continuing and inadequate responses are being pursued by COM/Energy. COM/Energy is prepared to replace certain suppliers or to initiate other contingency plans for any vendor not responding to COM/Energy's satisfaction.

    In addition, parts of the global infrastructure, including national banking systems, electrical power grids, gas pipelines, transportation facilities, communications and governmental activities, may not be fully functional after 1999. Infrastructure failures could significantly reduce COM/Energy's ability to acquire energy and its ability to serve its customers as effectively as they are now being served. COM/Energy has identified the elements of the infrastructure that are critical to its operations and has requested and obtained information as to the expected Year 2000 readiness of these elements.

    COM/Energy has completed the development of its Year 2000 contingency plans for all operational areas that may be effected by Year 2000 issues. COM/Energy's gas and electric operations currently have emergency operating plans, as well as information technology disaster recovery plans, as compo-nents of their standard operating procedures. These plans have been enhanced, identifying potential Year 2000 risks to normal operations and the appropriate response to these potential failures. These plans also include actions to be taken in the event of third party and infrastructure failures with regard to the Year 2000 event, although in certain cases, there may be no practical alternative course of action available to COM/Energy. The implementation of the contingency plans will continue throughout the remainder of 1999.

    COM/Energy is working with other energy industry entities, both regionally and nationally, with respect to Year 2000 readiness and is cooperating in the development of local and wide-scale contingency planning.

<PAGE 15>

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

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

    The foregoing discussion regarding Year 2000 project timing, effective-ness, implementation and costs includes forward-looking statements that are based on management's current evaluation using available information. Factors that might cause material changes include,but are not limited to, the avail-ability of key Year 2000 personnel, the readiness of third parties, and COM/Energy's ability to respond to unforeseen Year 2000 complications.

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

    SFAS No. 133 is effective for fiscal years beginning after June 15, 2000 and may be implemented as of the beginning of any fiscal quarter after issuance but cannot be applied retroactively. SFAS No. 133 must be applied to derivative instruments and certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1997 and, at the Company's election, before January 1, 1998.

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

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits

         Exhibit 27 - Financial Data Schedule.

         Filed herewith as Exhibit 1 is the Financial Data Schedule for the six months ended June 30, 1999.

         Filed herewith as Exhibit 2 is the restated Financial Data Schedule for the year ended December 31, 1998.

   (b)   Reports on Form 8-K

         None

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




Date:   August 16, 1999