Form 10-Q
period 1999-09-30
CAMBRIDGE ELECTRIC LIGHT CO
filed 1999-11-15
CIK 16573

<PAGE 1>


            UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                      Washington, D. C. 20549-1004

                                Form 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1999

                                   OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________

                      Commission file number 2-7909

                       CAMBRIDGE ELECTRIC LIGHT COMPANY
         (Exact name of registrant as specified in its charter)

         Massachusetts                                04-1144610
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

800 Boylston Street, Boston, Massachusetts            02142-9150
(Address of principal executive offices)              (Zip Code)

                             (617) 225-4000
          (Registrant's telephone number, including area code)

            One Main Street, Cambridge, Massachusetts 02142
  (Former name, address and fiscal year, if changed since last report.)

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

                                           Outstanding at
          Class of Common Stock           November 1, 1999
       Common Stock, $25 par value         346,600 shares

The Company meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.

<PAGE 2>

                     PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


                    CAMBRIDGE ELECTRIC LIGHT COMPANY

                        CONDENSED BALANCE SHEETS

                SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                                 ASSETS

                         (Dollars in thousands)
(Unaudited)


                                             September 30,  December 31,
                                                 1999           1998

PROPERTY, PLANT AND EQUIPMENT, at original cost$142,815      $140,642
   Less - Accumulated depreciation              48,775         47,179
                                                94,040         93,463
   Add - Construction work in progress           1,863            937
                                                95,903         94,400

INVESTMENTS
   Equity in nuclear electric power companies   10,153          9,906
   Other                                             5              5
                                                10,158          9,911

LONG-TERM RECEIVABLE - AFFILIATE                29,838         35,441

GOODWILL                                        34,934            -

CURRENT ASSETS
   Cash                                            787            778
   Advances to affiliates                        7,060         27,450
   Accounts receivable -
    Affiliates                                     679          1,729
    Customers                                   11,842         10,774
   Unbilled revenues                               161          1,577
   Prepaid taxes                                 3,572          1,410
   Inventories and other                         1,223          1,076
                                                25,324         44,794

DEFERRED CHARGES
   Regulatory assets                            59,842         70,372
   Other                                         1,443          2,012
                                                61,285         72,384

                                              $257,442       $256,930



The accompanying notes are an integral part of these financial statements.

<PAGE 3>

                    CAMBRIDGE ELECTRIC LIGHT COMPANY

                        CONDENSED BALANCE SHEETS

                SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                     CAPITALIZATION AND LIABILITIES

                         (Dollars in thousands)
(Unaudited)

                                            September 30,   December 31,
                                                 1999           1998

CAPITALIZATION
  Common Equity -
    Common stock, $25 par value -
      Authorized and outstanding -
        346,600 shares                        $  8,665       $  8,665
    Amounts paid in excess of par value         62,919         27,953
    Retained earnings                           10,839         16,182
                                                82,423         52,800
  Long-term debt, including premiums, less
    maturing debt and current sinking fund
    requirements                                 7,201          7,301
                                                89,624         60,101
CURRENT LIABILITIES
  Interim Financing -
    Maturing long-term debt                        -           10,000
                                                   -           10,000

  Other Current Liabilities -
    Current sinking fund requirements              100            100
    Accounts payable -
      Affiliates                                 2,418         23,257
      Other                                     11,613          8,328
    Other                                       10,891          9,406
                                                25,022         41,091
                                                25,022         51,091

DEFERRED CREDITS
  Accumulated deferred income taxes             15,501         15,328
  Regulatory liabilities                        61,913         65,124
  Purchased power contracts                     52,242         57,465
  Unamortized investment tax credits and other  13,140          7,821
                                               142,796        145,738

COMMITMENTS AND CONTINGENCIES

                                              $257,442       $256,930






The accompanying notes are an integral part of these financial statements.

<PAGE 4>

                    CAMBRIDGE ELECTRIC LIGHT COMPANY

          CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

     FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                         (Dollars in thousands)
                               (Unaudited)



                                Three Months Ended   Nine Months Ended
                                   1999     1998       1999     1998

ELECTRIC OPERATING REVENUES      $28,625   $31,843   $77,613   $91,133

OPERATING EXPENSES
  Electricity purchased for resale,
    transmission and fuel         20,805    19,884    56,207    56,012
  Other operation and maintenance  6,719     6,258    15,264    16,875
  Depreciation                       628     2,152     2,450     5,782
  Taxes -
    Income                        (1,050)    1,183    (1,020)    3,964
    Local property                   240       767     1,506     2,292
    Payroll and other                150       187       453       571
                                  27,492    30,431    74,860    85,496

OPERATING INCOME                   1,133     1,412     2,753     5,637

OTHER INCOME                         299     1,823     1,071     2,572

INCOME BEFORE INTEREST CHARGES     1,432     3,235     3,824     8,209

INTEREST CHARGES
  Long-term debt                     155       359       602     1,082
  Other interest charges           2,390       559     4,025     1,446
                                   2,545       918     4,627     2,528

NET (LOSS) INCOME                 (1,113)    2,317      (803)    5,681

RETAINED EARNINGS -
  Beginning of period             12,246    12,372    16,182    11,607
  Dividends paid to parent          (294)     (694)   (4,540)   (3,293)

RETAINED EARNINGS -
  End of period                  $10,839   $13,995   $10,839   $13,995










The accompanying notes are an integral part of these financial statements.

<PAGE 5>

                    CAMBRIDGE ELECTRIC LIGHT COMPANY

                   CONDENSED STATEMENTS OF CASH FLOWS

          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                         (Dollars in thousands)
                               (Unaudited)



                                                    1999       1998

OPERATING ACTIVITIES
  Net income (loss)                              $   (803)   $ 5,681
  Effects of noncash items -
    Depreciation and amortization                   2,984      5,782
    Deferred income taxes and investment tax
      credits, net                                   (147)      (135)
    Earnings from corporate joint ventures           (533)      (830)
  Dividends from corporate joint ventures             286        940
  Change in working capital, exclusive of cash,
    advances to affiliates and interim financing  (16,925)     7,842
  Transition costs deferral                         8,778     (5,336)
  EIS proceeds (Note 2)                             5,603        -
  All other operating items                        (1,190)    (1,352)
Net cash provided by (used for) operating activities (1,947)  12,592

INVESTING ACTIVITIES
  Payments from affiliates                         20,390        -
  Additions to property, plant and equipment
    (exclusive of AFUDC)                           (3,794)    (5,519)
Net cash provided by (used for) investing activities 16,596   (5,519)

FINANCING ACTIVITIES
  Payment of dividends                             (4,540)    (3,293)
  Retirement of long-term debt                    (10,000)       -
  Payment of short-term borrowings                    -       (2,325)
  Payments to affiliates                              -       (1,465)
  Sinking funds payments                             (100)      (101)
Net cash used for financing activities            (14,640)    (7,184)

Net increase (decrease) in cash                         9       (111)
Cash at beginning of period                           778        521
Cash at end of period                             $   787    $   410


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest (net of capitalized amounts)         $   727    $ 2,577
    Income taxes                                  $ 1,012    $ 3,580





The accompanying notes are an integral part of these financial statements.

<PAGE 6>

                    CAMBRIDGE ELECTRIC LIGHT COMPANY

                 NOTES TO CONDENSED FINANCIAL STATEMENTS

(1)   General Information

      Cambridge Electric Light Company (the Company) is a wholly-owned sub-sidiary of NSTAR. NSTAR is the new holding company that was formed, effective August 25, 1999 after receipt of all necessary approvals and upon completion of a merger transaction between Commonwealth Energy System (COM/Energy, formerly the parent of the Company) and BEC Energy (formerly the parent company of Boston Edison Company). The merger creates an energy delivery company, that includes the Company, serving approximately 1.3 million customers located in Massachusetts including more than one million electric customers in 81 communities and 240,000 gas customers in 51 communities. NSTAR is an exempt public utility holding company under the provisions of the Public Utility Holding Company Act of 1935 and, in addition to its investment in the Company, has interests in other utility and several nonregulated companies.

      The Company's operations are involved in the distribution and sale of electricity to approximately 46,000 retail customers in the city of Cambridge, Massachusetts.

      The Company has 101 employees including 76 (75%) represented by a collective bargaining unit with a contract that expires on March 1, 2001.

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

      The unaudited financial statements for the periods ended September 30, 1999 and 1998 reflect, in the opinion of the Company, all adjustments (consisting of only normal recurring accruals) necessary to summarize fairly the results for such periods. In addition, certain prior period amounts are reclassified from time to time to conform with the presentation used in the current period's financial statements.

      The results for interim periods are not necessarily indicative of results for the entire year because of seasonal variations in the consump-tion of energy.

<PAGE 7>

                    CAMBRIDGE ELECTRIC LIGHT COMPANY

      (b) Regulatory Assets and Liabilities

      The Company is regulated as to rates, accounting and other matters by various authorities including the Federal Energy Regulatory Commission(FERC) and the Massachusetts Department of Telecommunications and Energy (DTE).

      The Company has established various regulatory assets in cases where the DTE and/or the FERC have permitted or are expected to permit recovery of specific costs over time. Similarly, the regulatory liabilities established by the Company are required to be refunded to customers over time.

      The principal regulatory assets included in deferred charges were as follows:
                                              September 30, December 31,
                                                  1999         1998
                                                (Dollars in thousands)
      Maine Yankee unrecovered plant
         and decommissioning costs              $28,514      $30,646
      Connecticut Yankee unrecovered plant
         and decommissioning costs               22,829       25,185
      Yankee Atomic unrecovered plant
         and decommissioning costs                  899        1,634
      Transition costs                            1,745        9,149
      Postretirement benefits costs               2,833        3,120
      Merger costs                                2,495          -
      Other                                         527          638
                                                $59,842      $70,372

      The regulatory asset related to merger costs includes severance costs ($1.1 million) associated with a voluntary separation program (VSP) offered to employees as a result of the merger, pension curtailment costs ($778,000) resulting from the VSP and other costs to achieve the merger ($636,000).

      The regulatory liabilities, reflected in the accompanying Condensed Balance Sheets, were as follows:
                                              September 30, December 31,
                                                  1999         1998
                                                (Dollars in thousands)
      Regulatory liability related to
         sale of generating assets              $52,196       $61,040
      Pension costs                               4,284           -
      Deferred income taxes                       2,316         2,402
      Demand-side management deferral             3,117         1,682
                                                $61,913       $65,124

      The regulatory liability related to the sale of generating assets was established pursuant to the Company's divestiture filing that was approved by the DTE in which the Company agreed to use the net proceeds from the sale of its generating assets and its share of the net proceeds from affiliate Canal Electric Company's (Canal Electric) sale of generating assets to reduce transition costs that are billed to its retail electric customers over the next several years as a result of electric industry restructuring. COM/Energy established Energy Investment Services, Inc. (EIS) as the vehicle to invest the Company's share of the net proceeds from the sale of Canal Electric's generating assets. These proceeds have been invested in a portfolio of securities that is designed to maintain principal and earn a reasonable return. Both the principal amount and income earned will be used

<PAGE 8>

                    CAMBRIDGE ELECTRIC LIGHT COMPANY

  to reduce the transition costs that would otherwise be billed to customers of the Company and affiliate Commonwealth Electric Company (Commonwealth (Commonwealth Electric). The Company's share of the net proceeds from the sale of Canal Electric's generating assets has been classified as a long-term receivable - affiliate on the accompanying Condensed Balance Sheets.

      The Company's regulatory assets, including the costs associated with existing power contracts with three Yankee nuclear power plants that have shut down permanently, and all of its regulatory liabilities are reflected in rates charged to customers. Regulatory assets are to be recovered over the next eleven years pursuant to a comprehensive electric utility industry restructuring law enacted by the Commonwealth of Massachusetts in November 1997.

  (c)  Divestiture of Generation Assets

      The cost of transitioning to competition is being mitigated, in part, by the sale of COM/Energy's non-nuclear generating assets. On May 27, 1998, COM/Energy agreed to sell substantially all of its non-nuclear generating assets (984 MW) to affiliates of The Southern Company of Atlanta, Georgia. The sale was conducted through an auction process that was outlined in a restructuring plan filed with the DTE in November 1997 in conjunction with the state's industry restructuring legislation enacted in 1997. The sale was approved by the DTE on October 30, 1998 and by the FERC on November 12, 1998. Proceeds from the sale of the Company's Kendall Station generating assets amounted to approximately $58.2 million or 8.2 times their book value of approximately $7.1 million. The proceeds from the sale, net of book value and transaction costs amounted to $49.3 million and are being used to reduce transition costs related to electric industry restructuring that otherwise would have been collected through a non-bypassable transition charge. No gain was recorded on the sale of these generating assets because the Company is obligated to reduce its transition costs by the net proceeds of the sale. The Company has determined that this transaction was not a taxable event because it provided no economic benefit to the Company.

(3)   Commitments and Contingencies

      Litigation

      In the normal course of business, the Company is involved in various legal matters. Management is unable to fully determine the range of reasonably possible legal costs in excess of amounts accrued. Based on the information currently available, it does not believe that it is probable that any such additional costs will have a material impact on its financial position. However, it is reasonably possible that additional legal costs that may result from a change in estimates could have a material impact on the results of a reporting period in the near term.

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

    A summary of the period to period changes in the principal items included in the Condensed Statements of Income for the three and nine months ended September 30, 1999 and 1998 and unit sales for these periods is shown below:

                                   Three Months         Nine Months
                                Ended September 30,  Ended September 30,
                                   1999 and 1998        1999 and 1998
                                          Increase (Decrease)
                                        (Dollars in thousands)

Electric Operating Revenues     $(3,218)  (10.1)%   $(13,520)   (14.8)%

Operating Expenses -
  Electricity purchased for
    resale, transmission and fuel   921     4.6          195      0.3
  Other operation and maintenance   461     7.4       (1,611)    (9.5)
  Depreciation                   (1,524)  (70.8)      (3,332)   (57.6)
  Taxes -
    Federal and state income     (2,233) (188.8)      (4,984)  (125.7)
    Local property and other       (564)  (59.1)        (904)   (31.6)
                                 (2,939)   (9.7)     (10,636)   (12.4)

Operating Income                   (279)  (19.8)      (2,884)   (51.2)

Other Income                     (1,524)  (83.6)      (1,501)   (58.4)

Income Before Interest Charges   (1,803)  (55.7)      (4,385)   (53.4)

Interest Charges                  1,627   177.2        2,099     83.0

Net Income                      $(3,430) (148.0)    $ (6,484)  (114.1)

Unit Sales (MWH)
  Retail                         26,583     7.1       18,586      1.8
  Wholesale                     (27,721)  (55.8)     (49,081)   (34.5)
    Total unit sales             (1,138)   (0.3)     (30,495)    (2.6)

      The following is a summary of unit sales for the periods indicated:

                                     Unit Sales (MWH)
                        Three Months                 Nine Months
Period Ended     Total  Retail  Wholesale     Total  Retail  Wholesale

September 30,
 1999           421,195 399,217   21,978    1,127,894 1,034,733  93,161
September 30,
 1998           422,333 372,634   49,699    1,158,389 1,016,147  142,242

<PAGE 10>

                    CAMBRIDGE ELECTRIC LIGHT COMPANY

Operating Revenues, Electricity Purchased For Resale, Transmission and Fuel

    Despite increases in retail unit sales, operating revenues for the current quarter and first nine months of 1999 decreased $3.2 million (10.1%) and $13.5 million (14.8%), respectively due to decreases in fuel costs ($746,000 and $2.1 million, respectively) and transmission charges ($1.2 million and $54,000, respectively) as well as rate reductions resulting from electric industry restructuring legislation. Somewhat offsetting the impact of these items were increases in electricity purchased for resale during the current quarter and nine-month period ($2.9 million and $2.4 million, respectively) reflecting the absence of power previously available from the Company's Kendall Station facility which was sold on December 30, 1998 (see Note 2(c)). As a result of industry restructuring, the Company has unbundled its rates and provided customers with a 10% rate reduction as of March 1, 1998 that was increased to 16% effective January 1, 1999 in conjunction with the Company's restructuring plan as approved by the DTE.

    This legislation also provides customers with the opportunity to purchase generation supply in the competitive market. Unbundled delivery rates are composed of a customer charge (to collect metering and billing costs), a distribution charge (to collect the costs of delivering electricity), a transition charge (to collect past costs for investments in generating plants and costs related to power contracts), a transmission charge (to collect the costs of moving the electricity over high voltage lines from a generating plant), an energy conservation charge (to collect costs for demand-side management programs) and a renewable energy charge (to collect the cost to support the development and promotion of renewable energy projects). Electricity supply services provided by the Company include optional standard offer service and default service. Standard offer service is the electricity that is supplied by a local distribution company (such as the Company) until a competitive supplier is chosen by the customer. It is designed as a seven-year transitional service to give the customer time to learn about competitive power suppliers. The price of standard offer service will increase over time. Default service is the electricity that is supplied by the local distribution company when a customer is not receiving power from either standard offer service or a competitive power supplier. The market price for default service will fluctuate based on the average market price for power. Amounts collected through these various charges will be reconciled to actual expenditures on an on-going basis. Currently, 70.3% of retail electric customers receive standard offer service and 29.7% of retail customers receive default service. For further information on electric industry restructuring, refer to the Company's 1998 Annual Report on Form 10-K.

    Retail unit sales for the quarter and nine-month periods ended September 30, 1999 increased primarily as a result of increases in the residential and commercial sectors. Also included in both current periods is a decrease in wholesale sales due primarily to a lower level of sales to ISO - New England.

Operating Expenses

    For the first nine months of 1999, other operation and maintenance decreased $1.6 million (9.5%) due primarily to lower operating costs as a result of the sale of the Kendall Station facility on December 30, 1998 and lower maintenance costs related to the sale of Kendall Station ($592,000).

<PAGE 11>

                    CAMBRIDGE ELECTRIC LIGHT COMPANY

Also contributing to the change in other operation and maintenance during both the current quarter and nine-month period was the recognition of costs allocated to the Company that relate to various compensation plans whose benefits have vested as a result of a change in control at the parent company level ($660,000), and amortization of goodwill and merger costs ($103,000) (see merger discussion below). In addition, $1.5 million in pension costs that were previously deferred, have been expensed in the current period because recovery is no longer certain. Depreciation expense decreased in both current periods reflecting the sale of the Kendall Station facility and the absence of adjustments to depreciation recorded in 1998 pursuant to the electric industry restructuring legislation. The decreases in federal and state income taxes was due to a lower level of pre-tax income. During both current periods the decrease in local property and other taxes reflects lower property tax expense ($527,000 and $786,000, respectively), and lower payroll and other taxes due to a decrease in the number of employees, both of which reflect the impact of the asset sale.

Other Income

    The decrease in other income during the current quarter and nine-month period is primarily due to the absence of gains related to the sale of real estate ($1.3 million) during the same periods a year ago.

Interest Charges

    Interest charges for the current three and nine-month periods increased $1.6 million (177.2%) and $2.1 million (83%), respectively due to increases in other interest ($1.8 million and $2.6 million, respectively) that include interest on customer refunds. This increase was offset in part by lower long-term interest costs ($204,000 and $480,000) due to the repayment of a $10 million (8.04%) debt issue during the first quarter of 1999 and by the significantly lower interest on short-term borrowings due to a lower average level of short-term borrowings during the current periods.

Merger with BEC Energy

    NSTAR, an exempt public utility holding company, was created after completion of a merger transaction between BEC Energy (BEC) and Commonwealth Energy System (COM/Energy) on August 25, 1999. The utility industry has continued to change in response to legislative and regulatory mandates that are aimed at lowering prices for energy by creating a more competitive market-place. These pressures have resulted in an increasing trend in the utility industry to seek competitive advantages and other benefits through business combinations. NSTAR is focusing its utility operations on the transmission and distribution of energy following the sale of BEC's fossil generating facilities to Sithe Energies in May 1998, BEC's nuclear generation facility to Entergy Nuclear Generating Company in July 1999 and substantially all of COM/Energy's generating facilities to Southern Company in December 1998.

    The utility companies of NSTAR form an energy delivery company serving approximately 1.3 million customers located in Massachusetts, including more than one million electric customers in 81 communities and 240,000 gas custom-ers in 51 communities.

<PAGE 12>

                    CAMBRIDGE ELECTRIC LIGHT COMPANY

    The merger became effective after receipt of various regulatory approvals. The Federal Energy Regulatory Commission approved the merger on June 24, 1999. The Nuclear Regulatory Commission approved the transfer of control of affiliate Canal Electric Company's interest in the Seabrook nuclear plant from COM/Energy to NSTAR on August 11, 1999. The Securities and Exchange Commission issued its approval on August 24, 1999.

    An integral part of the merger is the rate plan that was filed by the retail utility subsidiaries of BEC and COM/Energy in February 1999 and approved by the DTE on July 27, 1999. Significant elements of the rate plan include a four-year distribution rate freeze (after an adjustment to the distribution rates of affiliate Commonwealth Electric and the Company to collect the appropriate level of distribution costs that is offset by a reduc-tion in the transition charge that was previously approved by the DTE), recovery of the acquisition premium (goodwill) over 40 years and recovery of transaction and integration costs (costs to achieve) over 10 years.

    The merger was accounted for by BEC as an acquisition of COM/Energy under the purchase method of accounting. The goodwill amounted to approximately $478 million while the original estimate of costs to achieve the merger was $111 million to be amortized over 10 years. This estimate, which has been allocated among the retail utility subsidiaries of NSTAR, will be reconciled to actual costs and any difference is expected to be recovered over the remainder of the amortization period. The amount of goodwill attributed to the Company was approximately $35 million to be amortized over 40 years.

     A group of four intervenors and the Massachusetts Attorney General filed two separate appeals of the DTE's rate plan order with the Massachusetts Supreme Judicial Court (SJC) in August 1999. While management anticipates that the DTE's decision to approve the rate plan will be upheld by the SJC, it is unable to determine the ultimate outcome of these appeals or their impact on the rate plan.

Year 2000

    The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer program that has date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a temporary inability to process transactions or engage in normal business activities.
The Company and its affiliates (the companies) have been involved in Year 2000 compliancy since 1996. While the recent merger with BEC Energy has led to some integrated planning efforts, the companies have essentially continued to resolve Year 2000 issues independently of BEC Energy.

    The companies have followed a five-phase process in its Year 2000 compli-ance efforts, as follows: Awareness (through a series of internal announce-ments to employees and through contacts with vendors); Inventory (all comput-ers, applications and embedded systems that could potentially be affected by the Year 2000 problem); Assessment (all applications or components and the impact on overall business operations and a plan to correct deficiencies and the cost to do so); Remediation (the modification, upgrade or replacement of deficient hardware and software applications and infrastructure modifications); and Testing (a detailed, comprehensive testing program for the

<PAGE 13>

                    CAMBRIDGE ELECTRIC LIGHT COMPANY

modified critical component, system or software that involves the planning, execution and analysis of results).

    The companies' inventory phase required an assessment of all date sensi-tive information and transaction processing computer systems and determined that approximately 90% of their software systems needed some modifications or replacement. Plans were developed, implemented, and all of these systems have been modified, upgraded or replaced.

    The companies have also inventoried their non-information technology systems that may be date sensitive (facilities, electric and gas operations, energy supply/production and distribution) that use embedded technology such as micro-controllers and micro-processors. The companies have completed their assessment of these non-information technology systems and determined that 20% of these systems required remediation or replacement. The companies have reported to the North American Electric Reliability Council (NERC) that they met the NERC target date of June 30, 1999 for 100% readiness of all their mission critical components required for the continued safe and reliable delivery of electricity into the Year 2000. The companies' gas and other operations are also at a 100% completion level for all mission critical issues regarding Year 2000 readiness.

    Modifying and testing the companies' information and transaction process-ing systems from 1996 through 2000 is currently expected to cost approximately $10.3 million, including approximately $8.3 million incurred through September 30, 1999. Year 2000 costs have been expensed as incurred and will continue to be funded from operations.

    In addition to their internal efforts, the companies have initiated formal communications with their significant suppliers to determine the extent to which the companies may be vulnerable to their suppliers' failure to correct their own Year 2000 issues. The companies have ranked their vendors in terms of importance and have received adequate responses from all of their "critical" and "high" rated vendors. Failure of the companies' significant suppliers to address Year 2000 issues could have a material adverse effect on the companies' operations, although it is not possible at this time to quantify the amount of business that might be lost or the costs that could be incurred by the companies. Contact with all other vendors is continuing and inadequate responses are being pursued by the companies.

    In addition, parts of the global infrastructure, including national banking systems, electrical power grids, gas pipelines, transportation facili-ties, communications and governmental activities, may not be fully functional after 1999. Infrastructure failures could significantly reduce the companies' ability to acquire energy and their ability to serve their customers as ef-fectively as they are now being served. The companies have identified the elements of the infrastructure that are critical to their operations and have requested and obtained information as to the expected Year 2000 readiness of these elements.

    The companies have completed the development of their Year 2000 contingen-cy plans for all operational areas that may be effected by Year 2000 issues. The companies' gas and electric operations currently have emergency operating plans, as well as information technology disaster recovery plans, as compo-nents of their standard operating procedures. These plans have been enhanced,

<PAGE 14>

                    CAMBRIDGE ELECTRIC LIGHT COMPANY

identifying potential Year 2000 risks to normal operations and the appropriate response to these potential failures. These plans also include actions to be taken in the event of third party and infrastructure failures with regard to the Year 2000 event, although in certain cases, there may be no practical alternative course of action available to the companies. The implementation of the contingency plans will continue throughout the remainder of 1999.

    The companies are working with other energy industry entities, both regionally and nationally, with respect to Year 2000 readiness and is cooper-ating in the development of local and wide-scale contingency planning.

    While the companies believe their efforts to address the Year 2000 issue will allow them to be successful in avoiding any material adverse effect on the companies' operations or financial condition, they recognize that failing to resolve Year 2000 issues on a timely basis would, in a "most reasonably likely worst case scenario," significantly limit their ability to acquire and distribute energy and process their daily business transactions for a period of time, especially if such failure is coupled with third party or infra-structure failures. Similarly, the companies could be significantly effected by the failure of one or more significant suppliers, customers or components of the infrastructure to conduct their respective operations after 1999. Adverse affects on the companies could include, among other things, business disruption, increased costs, loss of business and other similar risks.

    The foregoing discussion regarding Year 2000 project timing, effective-ness, implementation and costs includes forward-looking statements that are based on management's current evaluation using available information. Factors that might cause material changes include, but are not limited to, the avail-ability of key Year 2000 personnel, the readiness of third parties, and the companies' ability to respond to unforeseen Year 2000 complications.

Vermont Yankee Nuclear Power Plant

    The Company has a 2.5% equity ownership interest (approximately $1.4 million at September 30, 1999) in the Vermont Yankee nuclear power plant. The owners of Vermont Yankee have reached an agreement to sell the plant to Amergen Energy Co., a joint venture of Peco Energy and British Energy PLC.
The sale, which is subject to state and federal approvals, is expected to be finalized July 1, 2000. Any shortfall between the book value of the plant and the proceeds from the sale of the plant would be recovered in the transition costs charge.

Forward-Looking Statements

    This discussion contains statements which, to the extent it is not a recitation of historical fact, constitute "forward-looking statements" and is intended to be subject to the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995. A number of important factors affecting the Company's business and financial results could cause actual results to differ materially from those stated in the forward-looking state-ments. Those factors include the ultimate impact of the merger, developments in the legislative, regulatory and competitive environment, certain environ-mental matters, demands for capital expenditures and the availability of cash from various sources.

<PAGE 15>

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

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits filed herewith:

         Exhibit 27 - Financial Data Schedule

                 27.1 - Schedule UT

         Exhibit 99 - Additional Exhibits

                 99.1 - Report of Independent Accountants


   (b)   Reports on Form 8-K

         No reports on Form 8-K were filed for the three months ended September 30, 1999.

<PAGE 16>

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



                                       CAMBRIDGE ELECTRIC LIGHT COMPANY
                                                 (Registrant)




Date:  November 15, 1999               R. J. WEAFER, JR.
                                       Robert J. Weafer, Jr.
                                       Vice President, Controller
                                       and Chief Accounting Officer