Form 10-K
period 1999-12-31
CAMBRIDGE ELECTRIC LIGHT CO
filed 2000-04-14
CIK 16573

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549-1004

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended DECEMBER 31, 1999
                               -----------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to _______________

                         Commission file number 2-7909

                       CAMBRIDGE ELECTRIC LIGHT COMPANY
       ----------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Massachusetts                                           04-1144610
----------------------------------------------------------  --------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

800 Boylston Street, Boston, Massachusetts                          02199
------------------------------------------                       ----------
(Address of principal executive offices)                         (Zip Code)

                                (617) 424-2000
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

     Title of each class               Name of each exchange on which registered
 ---------------------------           -----------------------------------------
            None                                         None

          Securities registered pursuant to Section 12(g) of the Act:

                                Title of Class
                                --------------
                                     None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES  [X]    NO  [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                  Outstanding at
               Class of Common Stock              March 30, 2000
           ---------------------------            --------------
           Common Stock, $25 par value            346,600 shares

The Company meets the conditions set forth in General Instruction I(1)(a) and
(b) of Form 10-K as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.

     Documents Incorporated by Reference            Part in Form 10-K
     -----------------------------------            -----------------
                    None                              Not Applicable

List of Exhibits begins on page 40 of this report.

                               TABLE OF CONTENTS
                               -----------------

                                    PART I

                                                                            PAGE
                                                                            ----

Item  1.  Business.........................................................   3

Item  2.  Properties.......................................................   6

Item  3.  Legal Proceedings................................................   6


                                 PART II


Item  5.  Market for the Registrant's Common Stock and Related
          Stockholder Matters..............................................   7

Item  7.  Management's Discussion and Analysis of Results of Operations....   8

Item  7A. Quantitative and Qualitative Disclosures About Market
          Risk.............................................................  13

Item  8.  Financial Statements and Supplementary Data......................  16

Item  9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................  32


                                 PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..  33

Signatures.................................................................  41

                                    PART I.
                                    -------

Item 1.  Business
-------  --------

(a)  General
     -------

   Cambridge Electric Light Company (the Company) is engaged in the transmission, distribution and sale of electricity to approximately 45,900 retail customers in the city of Cambridge, Massachusetts. The service territory encompasses a seven square mile area with a population of approximately 96,000. In addition, the Company sold power for resale to the Independent System Operator (ISO) - New England (the agency that operates a centralized facility to ensure reliability of service and dispatch of economically available generating units throughout New England), the Town of Belmont, Massachusetts (Belmont), and sold steam from its electric generating stations at wholesale to an affiliated company for distribution to customers for space heating and other purposes.

   The Company, which was organized on January 28, 1886 pursuant to a special act of the legislature of the Commonwealth of Massachusetts, operates under the jurisdiction of the Massachusetts Department of Telecommunications and Energy
(MDTE), which regulates retail rates, accounting, issuance of securities and other matters. In addition, the Company files its wholesale rates with the Federal Energy Regulatory Commission (FERC). The Company is wholly-owned by Commonwealth Energy System (COM/Energy) that is a wholly-owned indirect subsidiary of NSTAR. NSTAR is the new holding company that was formed, effective August 25, 1999 after receipt of all necessary approvals and upon completion of a merger transaction between Commonwealth Energy System (COM/Energy, formerly the parent of the Company) and BEC Energy (formerly the parent company of Boston Edison Company). The merger creates an energy delivery company, that includes the Company, serving approximately 1.3 million customers located in Massachusetts including more than one million electric customers in 81 communities and 240,000 gas customers in 51 communities. NSTAR is an exempt public utility holding company under the provisions of the Public Utility Holding Company Act of 1935 and, in addition to its investment in the Company, has interests in other utilities and several nonregulated companies.

(b)  Electric Industry Restructuring
     -------------------------------

On November 25, 1997, the Governor of Massachusetts signed into law the Electric Industry Restructuring Act (the Act). This legislation provided, among other things, that customers of retail electric utility companies who take standard offer service receive a 10 percent rate reduction and be allowed to choose their energy supplier, effective March 1, 1998. The Act also provides that utilities be allowed full recovery of transition costs subject to review and an audit process. The rate reduction mandated by the legislation increased to 15 percent effective September 1, 1999 for customers who continue to take standard offer service.

The Company, together with its affiliates Commonwealth Electric Company (Commonwealth Electric)and Canal Electric Company (Canal Electric), had filed a comprehensive electric restructuring plan with the MDTE in November 1997 that was substantially approved by the MDTE in February 1998. The divestiture of the Company's non-nuclear generation assets was an integral part of COM/Energy's restructuring plan and is consistent with the Act.

On May 27, 1998, Canal Electric selected Southern Energy to buy Canal Units 1 and 2. The sale was conducted through an auction process that was outlined in a restructuring plan filed with the MDTE in November 1997 in conjunction with the state's industry restructuring legislation enacted in 1997. The sale was approved by the MDTE on October 30, 1998 and by the FERC on November 12, 1998. Proceeds from the sale of the Company's non-nuclear generating assets amounted to approximately $395 million or 6 times their book value of approximately $65.4 million. The proceeds from the sale, net of book value, transaction costs and certain other adjustments amounted to approximately $298 million and are being used to reduce transition costs of the Company and Commonwealth Electric related to electric industry restructuring that otherwise would have been collected through a non-bypassable transition charge. An adjustment of $5.1 million was recorded in the first quarter of 1999 that reduced the book value to $60.3 million.

On December 23, 1998, the MDTE approved the divestiture filing and COM/Energy's proposal to establish a special purpose affiliate, Energy Investment Service, Inc. (EIS), that will administer the above-book value net proceeds from the sale of the Company's units with the goal of preserving capital and maximizing earnings for the benefit of retail customers. EIS will credit the proceeds and any return earned to the accounts of the Company and Commonwealth Electric, resulting in a reduction in the transition costs to be billed to customers.

The electric industry has continued to change in response to legislative, regulatory and marketplace demands for improved customer service at lower prices. These demands have resulted in an increasing trend in the industry to seek competitive advantages and other benefits through business combinations. NSTAR was created to operate in this new marketplace by combining the resources of its utility subsidiaries and concentrating its activities in the transmission and distribution of energy. In response to the significant changes that have taken place in the electric utility industry, the Company sold all of its generating assets in late 1998 to focus on the distribution of energy and related services.

(c)  Sources and Availability of Electric Power Supply
     -------------------------------------------------

NSTAR on behalf of its electric retail subsidiaries, the Company, Boston Edison and Commonwealth Electric entered into a six-month agreement effective January 1, 2000 to transfer all of the unit output entitlements in long-term power purchase contracts to Select Energy (Select), a subsidiary of Northeast Utilities. In return, Select will provide full energy service requirements, including (NEPOOL) capability responsibilities, at FERC approved tariff rates through June 30, 2000.

During 1997, NEPOOL was restructured with changes taking effect to the membership and governance provisions of the power pooling agreement along with the transfer of operating responsibility of the integrated transmission and generation system in New England to ISO New England. Previously, NEPOOL dispatched generating units for operation based on the lowest operating costs of available generation and transmission. Under the new structure, generators will be required to provide ISO New England with market prices at which they will sell short-term energy supply. These prices formed the basis for dispatch that began in the second quarter of 1999. As noted the Company will receive all of their power supply requirements from Select through June 30, 2000. Therefore, the change to NEPOOL's operations and pricing structure is expected to have no material impact on the Company's costs for purchased electric energy through the second quarter of 2000.

(d)  Franchises
     ----------

Through its charters which is unlimited in time, the Company has the right to engage in the business of distributing and selling electricity and is entitled to all the rights and privileges of and subject to the duties imposed upon electric companies under Massachusetts laws. The locations in public ways for electric transmission and distribution lines are obtained from municipal and other state authorities which, in granting these locations, act as agents for the state. In some cases the action of these authorities is subject to appeal to the MDTE. The rights to these locations are not limited in time, but are not vested and are subject to the action of these authorities and the legislature. Pursuant to the Massachusetts Electric Restructuring Act enacted in November 1997, the MDTE has defined the service territory of the Company based on the territory actually served on July 1, 1997, and following, to the extent possible, municipal boundaries. The legislation further provided that, until terminated by effect of law or otherwise, these companies shall have the exclusive obligation to provide distribution service to all retail customers within such service territory. No other entity shall provide distribution service within this territory without the written consent of the Company which consent, must be filed with the MDTE and the municipality so affected.

(e)  Retail Electric Rates
     ---------------------

As a result of electric industry restructuring, the Company unbundled its rates, provided customers with a 10 percent rate reduction as of March 1, 1998 and has afforded customers the opportunity to purchase generation supply in the competitive market. The 10 percent rate reduction mandated by the legislation increased to 15 percent effective September 1, 1999 for customers who continue to take standard offer service. Unbundled delivery rates are composed of a distribution charge (to collect the costs of delivering electricity), a transition charge (to collect past costs for investments in generating plants and costs related to power contracts), a transmission charge (to collect the cost of moving the electricity over high voltage lines from a generating plant), an energy conservation charge (to collect costs for demand-side management programs) and a renewable energy charge (to collect the cost to support the development and promotion of renewable energy projects). Electricity supply services provided by the Company include optional standard offer service and default service.

Standard offer service is the electricity that is supplied by the local retail electric subsidiaries until a competitive power supplier is chosen by the customer. It is designed as a seven-year transitional service to give the customer time to learn about competitive power suppliers. The price of standard offer service will increase over time. Default service is supplied by the local distribution company when a customer is not receiving power from either standard offer service or a competitive power supplier. The market price for default service will fluctuate based on the average market price for power. Amounts collected through these various charges will be reconciled to actual expenditures on an on-going basis.

Prior to the implementation of industry restructuring on March 1, 1998, the Company had Fuel Charge rate schedules that generally allowed for current recovery, from retail customers, of fuel used in electric production, purchased power and transmission costs.

(f)  Demand-Side Management Programs
     -------------------------------

The Company has implemented a variety of cost-effective DSM programs that are designed to reduce future energy use by its customers. Pursuant to the Restructuring Act, the Company has agreed to mandatory charges per KWH to fund energy efficiency and demand-side management activities.

(g)  Capital Expendituring and Financing
     -----------------------------------

Management continuously reviews its capital expenditure and financing programs. These programs and, therefore, the estimates included in this Form 10-K are subject to revision due to changes in regulatory requirements, environmental standards, availability and cost of capital, interest rates and other assumptions.

Plant expenditures in 1999 were $5.6 million and consisted primarily of additions to the Company's distribution and transmission systems. The majority of these expenditures were for system reliability and control improvements and customer service enhancements.

(h)  Seasonal Nature of Business
     ---------------------------

Kilowatt-hour sales and revenues are typically higher in the winter and summer than in the spring and fall as sales tend to vary with weather conditions.

(i)  Competitive Conditions
     ----------------------

The electric industry has continued to change in response to legislative, regulatory and marketplace demands for improved customer service at lower prices. These pressures have resulted in an increasing trend in the industry to seek competitive advantages and other benefits through business combinations. NSTAR was created to operate in this new marketplace by combining the resources of its utility subsidiaries and its activities in the transmission and distribution of energy.

(j)   Employees
      ---------

The total number of full-time employees for the Company declined 6.8% in 1999 to 96 from 103 employees at year-end 1998. The Company has 470 employees (74%) who are represented by the Utility Workers of America, A.F.L. - C.I.O The existing collective bargaining agreement is in effect through March 1, 2001. Employee relations have generally been satisfactory.

Item 2. Properties
------- ----------

The Company owns and operates one steam generating plant located in Cambridge with a total capability of 15.3 MW together with an integrated system of distribution lines and substations.

At December 31, 1999, the Company's electric transmission and distribution system consisted of 93 pole miles of overhead lines, 756 cable miles of underground line, 249 substations and 46,579 active customer meters.

Item 3. Legal Proceedings
------- -----------------

Along with other Massachusetts investor-owned utilities, the Company has been named as a defendant in a class action suite seeking to declare certain provisions of the Massachusetts electric industry restructuring legislation unconstitutional.

Management is currently unable to determine the outcome of these outstanding proceedings however, if an unfavorable outcome were to occur, there could be a material adverse impact on business operations, the consolidated financial position or results of operations for a reporting period.

Merger Rate Plan

An integral component of the merger which created NSTAR was a rate plan filed by its retail utility subsidiaries, including the Company. The MDTE issued an order approving most major elements of the rate plan on July 27, 1999. The highlights of the rate plan include a four-year distribution rate freeze for each of the NSTAR retail utility subsidiaries, including the Company, the collection from customers of recovery of transaction and integration costs initially estimated at approximately $111 million over 10 years. The Massachusetts Attorney General and a group of four interveners filed separate appeals of the MDTE order with the Massachusetts Supreme Judicial Court (SJC) regarding the rate plan. While management anticipates that the MDTE's decision to approve the rate plan will be upheld by the SJC, it cannot determine the ultimate outcome of these appeals or their impact on the rate plan.

Other Litigation

In the normal course of its business the Company is also involved in certain other legal matters. Management is unable to fully determine a range of reasonably possible legal costs in excess of amounts accrued. Based on the information currently available, it does not believe that it is probable that any such additional costs will have a material impact on its consolidated financial position. However, it is reasonably possible that additional legal costs that may result from a change in estimates could have a material impact on the results of a reporting period in the near term.

                                   PART II.
                                   --------


Item 5.  Market for the Registrant's Common Stock and Related Stockholder
------   ----------------------------------------------------------------
         Matters
         -------

         (a)  Principal Market
              ----------------

              Not applicable. The Company is wholly-owned by Commonwealth Energy System and is a wholly-owned subsidiary of NSTAR

         (b)  Number of Shareholders at December 31, 1999
              -------------------------------------------

              One

         (c)  Frequency and Amount of Dividends Declared in 1999 and 1998
              -----------------------------------------------------------

                           1999                           1998
              ----------------------------   ----------------------------
                                 Per Share                      Per Share
              Declaration Date    Amount     Declaration Date    Amount
              ----------------   ---------   ----------------   ---------

              January 29, 1999      $12.25   May 8, 1998           $ 7.50
              July 30, 1999            .85   July 23, 1998           2.00
              October 29, 1999(1)    14.40   October 23, 1998        2.75
                                    ------                         ------
                                    $27.50                         $12.25
                                    ======                         ======

     (1) The dividend declared on October 29, 1999 constituted a return on capital.

         Reference is made to Note 7 of the Notes to Financial Statements filed under Item 8 of this report for the restriction against the payment of cash dividends.

     (d) Future dividends may vary depending upon the Company's earnings and capital requirements as well as financial and other conditions existing at that time.

Item 7.  Management's Discussion and Analysis of Results of Operations
-------  -------------------------------------------------------------

The following is a discussion of certain significant factors that have affected operating revenues, expenses and net income during the periods included in the accompanying Statements of Income and is presented to facilitate an understanding of the results of operations. This discussion should be read in conjunction with Item 1 of this report and the Notes to Financial Statements filed under Item 8 of this report.

In the accompanying statements, the Company prior to the Merger is labeled as the "Predecessor" and after the Merger as the "Successor". The eight month (predecessor period) and the 4 month (successor period), ended August 25, 1999 and December 31, respectively, have been combined per the purpose of comparing the results of the twelve month period ended December 31, 1998 with the twelve month period ended December 31, 1999.

Unit Sales and Customers
------------------------

The following is a summary of unit sales and customers for the periods indicated:

                            Years Ended December 31,
                         ------------------------------
                         1999                    1998
                         ----                    ----
                                     %
                                   Change
                                   ------
 Unit Sales (MWH):
  Residential           169,823      3.6        163,928
  Commercial          1,141,134      3.8      1,099,867
  Industrial             65,236     (4.0)        67,925
  Streetlighting          8,237     (2.2)         8,423
                      ---------               ---------
   Total retail       1,384,430      3.3      1,340,143
  Wholesale             110,210    (49.5)       218,039
                      ---------               ---------
   Total              1,494,640     (4.1)     1,558,182
                      =========               =========

 Customers:
  Residential            38,672     (0.1)        38,724
  Commercial              6,839      0.5          6,802
  Industrial                 35     (5.4)            37
  Streetlighting            320     (0.3)           321
                      ---------  -------      ---------
   Total                 45,866       --         45,884
                      =========               =========


During 1999 the Company's retail unit sales increased 3.3%, driven by increased sales to residential and commercial customers. This increase is due to higher than normal summer temperatures and a continuing strong local economy. The increase in retail sales was more than offset by a decrease in wholesale sales reflecting lower sales to Independent System Operator (ISO) - New England (the agency that operates a centralized facility to ensure reliability of service and dispatch of economically available generating units throughout New England).

Operating Revenues
------------------

Operating revenues for 1999 decreased $6.9 million or 5.8% reflecting the 10 percent rate reduction (discussed further below), offset in part by a net increase in electricity purchased for resale, fuel and transmission charges of $4.6 million or 6.8%. The increase in these costs reflects lower cost deferrals associated with the company's restructuring plan as approved by the Massachusetts Department of Telecommunications and Energy (MDTE). As a result of the Electric Industry Restructuring Act, the company has unbundled its rates and currently provides their standard offer customers rates that are 15% lower than rates in effect prior to March 1, 1998. The company has afforded the customers the opportunity to purchase generation supply in the competitive market. Delivery rates are composed of a customer charge (to collect metering and billing costs), a distribution charge, a transition charge (to collect stranded costs), a transmission charge, an energy conservation charge (to collect costs for demand-side management programs) and a renewable energy charge. Electricity supply services provided by the Company include optional standard offer service and default service. Amounts collected through these various charges will be reconciled to actual expenditures on an on-going basis.

Wholesale revenues have declined 4.8% from $117 million in 1998 to $111 million in 1999.

Electricity Purchased for Resale, Transmission and Fuel
-------------------------------------------------------

To satisfy demand requirements and provide required reserve capacity, the Company purchased power on a long and short-term basis through entitlements pursuant to power contracts with other New England and Canadian utilities, Qualifying Facilities and other non-utility generators through a competitive bidding process that was regulated by the MDTE. The Company supplemented these sources with its own generating capacity that was sold on December 30, 1998.

The cost of electricity purchased for resale, fuel and transmission constituted 65.1%, 63.5% and 65.8% in 1999, 1998 and 1997, respectively, of electric operating revenues. These costs reflect higher unit sales in each succeeding year and in addition, a cost deferral of $35.3 million in 1998 that resulted primarily from providing the required 10% rate reduction, which was adjusted to 15% in 1999, for retail customers.

NSTAR, on behalf of its electric retail subsidiaries, including Cambridge Electric, Boston Edison and Commonwealth Electric entered into a six-month agreement effective January 1, 2000 to transfer all of the unit output entitlements in long-term power purchase contracts to Select Energy (Select), a subsidiary of Northeast Utilities. In return, Select will provides full energy service requirements, including NEPOOL capability responsibilities, at Federal Energy Regulatory commission (FERC) approved tariff rates through June 30, 2000.

Other Operating Expense
-----------------------

Other operations and maintenance increased $3.5 million (14.1%) in 1999. This increase was primarily due to higher postretirement benefit expenses ($0.8 million), costs related to employee separation costs ($1.2 million) and costs related to restoration efforts following Hurricane Floyd ($0.1 million). These unfavorable variances were partially offset by lower bad debt expense ($0.3 million).

Depreciation and amortization decreased $4.3 million (50.3%) in 1999. This was due to the sale of the Company's generating assets to The Southern Company on December 30, 1998 and amortization of the gain on the sale beginning in 1999. The decrease in depreciation and amortization was partially offset by the commencement of amortization of goodwill ($161,000) and costs to achieve the merger ($148,000).

Federal and state income tax expense decreased $4.2 million (123.5%) in 1999. This is due to the decline in pretax income from 1998 levels.

Local property and other taxes decreased $1.1 million (31.4%) in 1999. This is due to the reduction in plant assets and employees as a result of the sale of the Company's generating assets in December 1998.

Other Income (Expense)
----------------------

Other income decreased $1.0 million (46.0%) in 1999 due to gain on the sale of property ($1.3 million after tax) in 1998.

Interest Charges
----------------

Total interest charges increased $2.7 million (80.2%) in 1999. The increase reflects interest calculated on the gain on the sale of Canal Electric's generating stations which is being returned to customers of the Company and ComElectric.

Merger with BEC Energy
----------------------

NSTAR was created through the merger of BEC Energy (BEC) and Commonwealth Energy System (COM/Energy) on August 25, 1999 as an exempt public utility holding company. NSTAR's utility subsidiaries are Boston Edison Company (Boston Edison), Commonwealth Electric Company (Commonwealth Electric), Cambridge Electric Light Company (the Company), Canal Electric Company (Canal Electric) and Commonwealth Gas Company (ComGas). Utility operations accounted for more than 98% of revenues in both 1999 and 1998. NSTAR's nonutility operations include telecommunications, district heating and cooling operations and liquefied natural gas services.

The electric and natural gas industries have continued to change in response to legislative, regulatory and marketplace demands for improved customer service at lower prices. These demands have resulted in an increasing trend in the industry to seek competitive advantages and other benefits through business combinations. NSTAR was created to operate in this new marketplace by combining the resources of its utility subsidiaries and concentrating its activities in the transmission and distribution of energy. This is illustrated by the sale of Boston Edison's fossil generating facilities in 1998 and its nuclear generating facility in 1999. Substantially all of COM/Energy's generating facilities were sold in 1998.

The utility companies of NSTAR form an energy delivery company serving approximately 1.3 million customers located in Massachusetts, including more than one million electric customers in 81 communities and 240,000 gas customers in 51 communities.

The merger became effective after receipt of various regulatory approvals. The Federal Energy Regulatory Commission approved the merger on June 24, 1999. The Nuclear Regulatory Commission approved the transfer of control of subsidiary Canal Electric Company's interest in the Seabrook nuclear plant from COM/Energy to NSTAR on August 11, 1999. The Securities and Exchange Commission issued its approval on August 24, 1999.

An integral part of the merger is the rate plan that was filed by the retail utility subsidiaries of BEC and COM/Energy in February 1999 and approved by the MDTE on July 27, 1999. Significant elements of the rate plan include a four-year distribution rate freeze (after an adjustment to the distribution rates of affiliate Commonwealth Electric and the Company to collect the appropriate level of distribution costs that is offset by a reduction in the transition charge that was previously approved by the MDTE), recovery of the acquisition premium (goodwill) over 40 years and recovery of transaction and integration costs (costs to achieve) over 10 years.

The merger was accounted for by BEC as an acquisition of COM/Energy under the purchase method of accounting. The total goodwill associated with the acquisition was approximately $486 million on a consolidated basis, while the original estimate of costs to achieve the merger was $111 million on a consolidated basis. Actual costs to achieve which have been allocated to the Company were approximately $4.4 million as of December 31, 1999, and are included as merger costs in regulatory assets on the Company's balance sheet (Note 2(c)). Costs to achieve will be recovered over the amortization period of 10 years. The amount of goodwill allocated to the Company as of the merger date was approximately $56 million, and is being amortized over a period of 40 years. A portion of the goodwill amortization will be allocated to the Boston Edison Company (an NSTAR subsidiary) on an annual basis in accordance with the MDTE rate order approving the merger.

A group of four intervenors and the Massachusetts Attorney General filed two separate appeals of the MDTE's rate plan order with the Massachusetts Supreme Judicial Court (SJC) in August 1999. While management anticipates that the MDTE's decision to approve the rate plan will be upheld by the SJC, it is unable to determine the ultimate outcome of these appeals or their impact on the rate plan.

Provisions of Statement of Financial Accounting Standards No. 71
----------------------------------------------------------------

As described in Note 2(b) of the Notes to Financial Statements, the Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." In the event the Company is somehow unable to meet the criteria for following SFAS No. 71, the accounting impact would be an extraordinary, non-cash charge to operations in an amount that could be material. Conditions that could give rise to the discontinuance of SFAS No. 71 include: 1) increasing competition restricting the Company's ability to establish prices to recover specific costs, and 2) a significant change in the current manner in which rates are set by regulators. The Company monitors these criteria to ensure that the continuing application of SFAS No. 71 is appropriate. Based on the current evaluation of the various factors and conditions that are expected to impact future cost recovery, the Company believes that its utility operations remain subject to SFAS No. 71 and its regulatory assets.

As a result of electric industry restructuring, the Company discontinued application of accounting principles applied to its electric generation facilities effective March 1, 1998. The Company will not be required to write off any of its generation-related assets, including regulatory assets. These assets will be retained on the Company's Balance Sheets because the legislation and the MDTE's plan for a restructured electric industry specifically provide for their recovery through the non-bypassable transition charge.

Year 2000
---------

NSTAR's mission critical systems and other important business systems were considered ready for the year 2000 prior to December 31, 1999. The North American Electric Reliability Council defined mission critical systems as those whose mis-operation could result in loss of electric generation, transmission or load interruption. To date, NSTAR has not experienced any significant year 2000 problems. NSTAR will continue to monitor systems in order to address any potential continuing risk of non-compliant internal business software, internal non-business software and embedded chip technology and external noncompliance of third parties.

Under its year 2000 program NSTAR inventoried mission critical systems that were date-sensitive and that used embedded technology such as micro-controllers or microprocessors. Approximately 27% and 20% of BEC's and COM/Energy's systems, respectively, required modification or replacement.

NSTAR also inventoried important business systems that were date-sensitive and determined that approximately one-third of BEC's systems and approximately 90% of COM/Energy's systems needed modification or replacement. Plans were developed and implemented to correct and test all affected systems, with priorities based on the importance of the supported activity. As systems were remediated, they were tested for operational and year 2000 readiness in their own environment. After implementation, the systems were then tested for their integration and compatibility with other interactive systems.

In addition, all non-critical internal productivity systems were inventoried and assessed as part of the year 2000 program. Approximately one-third of BEC's systems and approximately 90% of COM/Energy's systems required modification or replacement. All of these systems were declared ready by September 30, 1999.

Costs incurred to upgrade or remediate systems have been expensed as incurred. In addition, a decision was made to replace some of the less efficient centralized business systems. Systems replacement costs are being capitalized and amortized over future periods. NSTAR has expended a total of approximately $39 million on this project through December 31, 1999. Future costs are anticipated to be immaterial.

In addition to its internal efforts, BEC and COM/Energy initiated formal communications with their significant suppliers, service providers and other vendors to determine the extent to which they may be vulnerable to these parties' failure to correct their own year 2000 issues. To date, NSTAR has not experienced any significant year 2000 problems associated with its reliance on third parties.

NSTAR's year 2000 program included contingency plans. If required, these plans were intended to address both internal risks as well as potential external risks related to vendors, customers and energy suppliers. Plans were developed in conjunction with available national and regional guidance and were based on system emergency plans that were developed and successfully tested over the past several years. Included within its contingency plans were procedures for the procurement of short-term power supplies and emergency distribution system restoration procedures. In the event that a problem is to arise in 2000 (or beyond), these contingency plans would become effective in order to remediate the problem.

Environmental Matters
---------------------

The Company is subject to laws and regulations administered by federal, state and local authorities relating to the quality of the environment. These laws and regulations affect, among other things, the siting and operation of electric generating and transmission facilities and can require the installation of expensive air and water pollution control equipment. These regulations have had an impact on the Company's operations in the past, however their impact on future operations, capital costs and construction schedules is not expected to be significant since all of the Company's non-nuclear generating assets were sold in 1998.

However, under the terms of the Asset Sale Agreement with Southern Energy dated May 15, 1998, the Company agreed to perform environmental work necessary to achieve a "Response Action Outcome" (RAO) (as defined in the state regulations) regarding the spill of jet fuel at the Kendall Station site. The Company installed a water treatment system that operated for over a year and significantly reduced concentrations. The system is now shut down and the Company will be performing periodic sampling to insure clean-up levels have been achieved. An RAO statement could be filed later in 2000.

New Accounting Principles
-------------------------

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts possibly including fixed-price fuel supply and power contracts) be recorded on the Consolidated Balance Sheets as either an asset or liability measured at its fair value, SFAS 133, as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No 133", is effective for fiscal years beginning after June 15, 2000 (January 1, 2001 for calendar year companies). Initial application shall be as of the beginning of an entity's fiscal quarter.

The Company will adopt SFAS 133 as of January 1, 2001. The impact of adoption cannot be currently estimated and will be dependent upon the fair value, nature and purpose of the derivative instruments held, if any, as of January 1, 2001.

Safe Harbor Cautionary Statement
--------------------------------

Management occasionally makes forward-looking statements such as forecasts and projections of expected future performance or statements of its plans and objectives. These forward-looking statements may be contained in filings with the Securities and Exchange Commission

(SEC), press releases and oral statements. Actual results could potentially differ materially from these statements. Therefore, no assurances can be given that the outcomes stated in such forward-looking statements and estimates will be achieved.

The preceding sections include certain forward-looking statements about operating results, year 2000 and environmental and legal issues.

The impacts of continued cost control procedures on operating results could differ from current expectations. The effects of changes in economic conditions, tax rates, interest rates, technology and the prices and availability of operating supplies could materially affect the projected operating results.

The timing and total costs related to the year 2000 plan could differ from current expectations. Factors that may cause such differences include the ability to locate and correct all relevant computer codes and the availability of personnel trained in this area. In addition, management cannot predict the nature or impact on operations of third party noncompliance.

The impacts of various environmental and legal issues could differ from current expectations. New regulations or changes to existing regulations could impose additional operating requirements or liabilities other than expected. The effects of changes in specific hazardous waste site conditions and cleanup technology could affect the estimated cleanup liabilities. The impacts of changes in available information and circumstances regarding legal issues could affect estimated litigation costs.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------  ----------------------------------------------------------

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

Item 8.  Financial Statements and Supplementary Data
-------  -------------------------------------------

The Company's financial statements required by this item are filed herewith on pages 23 through 43 of this report.

Item 9.  Changes in and Disagreements With Accountants on Accounting
-------  -----------------------------------------------------------
          and Financial Disclosure
          ------------------------

None.

Item 8. Financial Statements and Supplementary Data
------- -------------------------------------------

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------

To the Board of Directors of Cambridge Electric Light Company:

In our opinion, the financial statements listed in the index appearing under
Item 14(a)(1) on page 16 present fairly, in all material respects, the financial position of Cambridge Electric Light Company at December 31, 1999 and the results of its operations and its cash flows for the period from January 1, 1999 through August 24, 1999 and for the period from August 25, 1999 through December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 4(a)(2) on page 16, present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States, which require that financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP

Boston, Massachusetts
January 26, 2000

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Cambridge Electric Light Company:

We have audited the accompanying balance sheets of CAMBRIDGE ELECTRIC LIGHT COMPANY (a Massachusetts corporation and wholly-owned subsidiary of Commonwealth Energy System) as of December 31, 1998, and the related statements of income, retained earnings and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cambridge Electric Light Company as of December 31, 1998, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP
Boston, Massachusetts
February 18, 1999

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                  -------------------------------------------
                                   PART II.
                                   --------

ITEM 8

FINANCIAL STATEMENTS

   Report of independent public accountant................................   14

   Balance Sheets at December 31, 1999 and 1998...........................   18

   Statements of Income for the 1999 periods August 25 to
   December 31 and January 1 to August 24 and for the Years Ended
   December 31, 1998 and 1997.............................................   19

   Statements of Retained Earnings for the Years Ended
   December 31, 1999, 1998 and 1997.......................................   20

   Statements of Cash Flows for the 1999 periods August 25 to
   December 31 and January 1 to August 24 and for the Years Ended
   December 31, 1998 and 1997.............................................   21

   Notes to Financial Statements


                                   PART IV.
                                   --------


SCHEDULES

Valuation and Qualifying Accounts - Years Ended
December 31, 1999, 1998 and 1997..........................................   40

SCHEDULES OMITTED

All other schedules are not submitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

Financial statements of 50% or less owned companies accounted for by the equity method have been omitted because they do not, considered individually, constitute a significant subsidiary.

                       CAMBRIDGE ELECTRIC LIGHT COMPANY
                       --------------------------------
                                BALANCE SHEETS
                                --------------
                          DECEMBER 31, 1999 AND 1998
                          --------------------------
                                    ASSETS
                                    ------



                                                      1999        1998
                                                   -----------  ---------
                                                   (Dollars in thousands)

PROPERTY, PLANT AND EQUIPMENT, at original cost       $144,190   $140,642
  Less - Accumulated depreciation                       49,352     47,179
                                                      --------   --------
                                                        94,838     93,463
  Add - Construction work in progress                    2,181        937
                                                      --------   --------
                                                        97,019     94,400
                                                                 --------

INVESTMENTS
  Equity in nuclear electric power companies             9,859      9,906
  Other                                                      5          5
                                                      --------   --------
                                                         9,864      9,911
                                                      --------   --------

GOODWILL                                                55,549          -
                                                      --------   --------

LONG-TERM RECEIVABLE - AFFILIATE                        25,052     35,441
                                                      --------   --------

CURRENT ASSETS
  Cash                                                     415        778
  Advances to affiliates                                22,400     27,450
  Accounts receivable -
    Affiliated companies                                 1,375      1,729
    Customers, less allowances of $410 in 1999
     and $465 in 1998                                   11,070     10,774
  Unbilled revenues                                        620      1,577
  Inventories, at average cost -
    Materials and supplies                                 833        717
    Electric production fuel oil                            53         35
  Prepaid property taxes                                 1,126      1,410
  Other                                                    365        324
                                                      --------   --------
                                                        38,257     44,794
                                                      --------   --------

DEFERRED CHARGES
  Regulatory assets                                     61,208     70,372
  Other                                                  4,828      2,012
                                                      --------   --------
                                                        66,036     72,384
                                                      --------   --------

                                                      $291,777   $256,930
                                                      ========   ========

The accompanying notes are an integral part of these financial statements.

                       CAMBRIDGE ELECTRIC LIGHT COMPANY
                       --------------------------------
                                BALANCE SHEETS
                                --------------
                          DECEMBER 31, 1999 AND 1998
                          --------------------------
                        CAPITALIZATION AND LIABILITIES
                        ------------------------------

                                                    1999        1998
                                                 ----------  ----------
                                                 (Dollars in thousands)
CAPITALIZATION
  Common Equity -
    Common stock, $25 par value -
      Authorized and outstanding -
       346,600 shares in 1999 and 1998,
       wholly-owned by NSTAR (Parent)              $  8,665    $  8,665
    Amounts paid in excess of par value              92,395      27,953
    Retained earnings                                   800      16,182
                                                   --------    --------
                                                    101,940      52,800
  Long-term debt, including premiums, less
    current sinking fund requirements and
    maturing debt                                    27,201       7,301
                                                   --------    --------
                                                    129,141      60,101
                                                   --------    --------
CURRENT LIABILITIES
  Interim Financing -
    Maturing long-term debt                               -      10,000
                                                   --------    --------

  Other Current Liabilities -
    Current sinking fund requirements                   100         100
    Accounts payable -
      Affiliated companies                            5,058       2,818
      Other                                           8,909      28,767
    Accrued local property and other taxes            1,132       1,468
    Accrued income taxes                              3,253           -
    Accrued interest                                    330         463
    Other                                             5,781       7,475
                                                   --------    --------
                                                     24,563      41,091
                                                   --------    --------
                                                     24,563      51,091
                                                   --------    --------
DEFERRED CREDITS
  Regulatory liabilities                             67,216      65,124
  Accumulated deferred income taxes                  10,610      15,328
  Connecticut Yankee purchased power contract        22,412      25,185
  Maine Yankee purchased power contract              28,014      30,646
  Yankee Atomic purchased power contract                532       1,634
  Unamortized investment tax credits and other        9,289       7,821
                                                   --------    --------
                                                    138,073     145,738
                                                   --------    --------
COMMITMENTS AND CONTINGENCIES

                                                   $291,777    $256,930
                                                   ========    ========

The accompanying notes are an integral part of these financial statements.

                       CAMBRIDGE ELECTRIC LIGHT COMPANY
                       --------------------------------
                             STATEMENTS OF INCOME
                             --------------------

                                              For the 1999 Periods
                                         ---------------------------
                                           August 25      January 1
                                               to            to               Years Ended
                                          December 31     August 24           December 31,
                                          -----------    -----------    ----------------------
                                          (Successor)   (Predecessor)     1998         1997
                                                                        ---------    ---------
                                                          (Dollars in thousands)

ELECTRIC OPERATING REVENUES                 $36,133       $75,636       $118,707     $131,327
                                            -------       -------       --------     --------
OPERATING EXPENSES
 Fuel used in electric production               (19)          (71)         2,602        4,322
 Electricity purchased for resale            12,825        52,730         59,387       77,879
 Transmission                                 3,166         4,094          6,072        5,121
 Other operation                             13,031        12,272         21,711       23,599
 Maintenance                                  1,344         2,052          3,439        2,749
 Depreciation and amortization                1,741         2,487          8,502        4,335
 Taxes -
   Income                                       709        (1,504)         3,423        2,591
   Local property                               577         1,338          2,828        3,060
   Payroll and other                            149           405            775          885
                                            -------       -------       --------     --------
                                             33,523        73,803        108,739      124,541
                                            -------       -------       --------     --------

OPERATING INCOME                              2,610         1,833          9,968        6,786

OTHER INCOME (EXPENSE)                          273           934          2,236        1,774
                                            -------       -------       --------     --------

INCOME BEFORE INTEREST CHARGES                2,883         2,767         12,204        8,560
                                            -------       -------       --------     --------

INTEREST CHARGES
 Long-term debt                                 362           550          1,442        1,560
 Other interest charges                       1,661         3,579          1,997        1,815
                                                                        --------     --------
 Allowance for borrowed funds used
   During construction                          (20)          (37)           (56)         (31)
                                            -------       -------       --------     --------
                                              2,003         4,092          3,383        3,344
                                            -------       -------       --------     --------

NET INCOME (Loss)                           $   880       $(1,325)      $  8,821     $  5,216
                                            =======       =======       ========     ========

The accompanying notes are an integral part of these financial statements.

                       CAMBRIDGE ELECTRIC LIGHT COMPANY
                       --------------------------------
                        STATEMENTS OF RETAINED EARNINGS
                        -------------------------------
             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
             ----------------------------------------------------




                                           1999      1998      1997
                                           ----      ----      ----
                                            (Dollars in thousands)

Balance at beginning of year             $16,182   $11,607   $ 9,233

Add (Deduct):
   Net income (loss)                           -     8,821     5,216
    January 1, 1999 to August 24, 1999    (1,325)
   Dividends on common stock -                      (4,246)   (2,842)
    January 1, 1999 to August 24, 1999    (4,541)        -         -
                                         -------   -------   -------
                                          10,316    16,182    11,607
Reclassification to additional
    Paid in capital at August 24, 1999   (10,316)        -         -

Add (Deduct)
   Net income -                              880         -         -
                                         -------   -------   -------

Balance at end of year                   $   880   $16,182   $11,607
                                         =======   =======   =======

The accompanying notes are an integral part of these financial statements.

                       CAMBRIDGE ELECTRIC LIGHT COMPANY
                       --------------------------------
                           STATEMENTS OF CASH FLOWS
                           ------------------------

                                     For the 1999 Periods
                                ---------------------------
                                  August 25      January 1
                                      to            to               Years Ended
                                 December 31     August 24           December 31,
                                 -----------    -----------    ----------------------
                                 (Successor)   (Predecessor)     1998         1997
                                                               ---------    ---------
                                                 (Dollars in thousands)
OPERATING ACTIVITIES
 Net income                       $    880      $ (1,325)      $  8,821      $ 5,216
 Effects of noncash items -
   Depreciation and
    amortization                     1,742         2,486          8,502        4,335
 Deferred income taxes, net         16,457          (173)       (19,391)        (448)
 Investment tax credits, net             -           (60)          (484)         (91)
   Earnings from corporate
    joint ventures                      68          (462)        (1,041)      (1,119)
 Dividends from corporate
  joint ventures                       156           285            984          673
 Change in working
  capital, exclusive of
    cash and interim
     financing -
    Accounts receivable and
     unbilled revenues                 351           664          4,193       (2,785)
   Income taxes                      3,908        (1,817)         1,192         (224)
   Accounts payable and
    other                             (596)      (19,076)        23,914         (294)
 Transition costs deferral          (3,116)        1,968         (7,244)           -
   Deferred charges, net,
    primarily
   Merger-related costs            (12,930)       19,393              -            -
   EIS proceeds                      4,813         5,576              -            -
 All other operating items          (6,889)      (12,403)        (8,239)         722
                                  --------      --------       --------      -------
Net cash provided by
 operating activities                4,844        (4,944)        11,207        5,985
                                  --------      --------       --------      -------

INVESTING ACTIVITIES
 Proceeds from sale of
  generating assets                      -             -         58,992            -
 Additions to property,
  plant and
   equipment (exclusive of
    AFUDC)                          (2,298)       (3,326)        (7,799)      (4,873)
 Allowance for borrowed
  funds used
   during construction                 (20)          (37)           (56)         (31)
 Payments from advances to
  affiliates                       (17,490)       22,540        (27,450)           -
                                  --------      --------       --------      -------
Net cash used for
 investing activities              (19,808)       19,177        23,687       (4,904)
                                  --------      --------       --------      -------

FINANCING ACTIVITIES
 Payment of dividends               (4,991)       (4,541)        (4,246)      (2,842)
 Proceeds from (payment of)
   short-term borrowings                 -             -        (19,000)         275
 Proceeds from (payments
  to) affiliates                         -             -        (11,290)       6,225
 Long-term debt issues
  (refunded)                        20,000       (10,000)             -       (4,260)
 Retirement of long-term
  debt
   through sinking funds                 -          (100)          (101)        (101)
                                  --------      --------       --------      -------
Net cash provided by (used
 for) financing activities          15,009       (14,641)       (34,637)        (703)
                                  --------      --------       --------      -------

Change in cash                          45          (408)           257          378
Cash at beginning of period            370           778            521          143
                                  --------      --------       --------      -------
Cash at end of period             $    415      $    370       $    778      $   521
                                  ========      ========       ========      =======

SUPPLEMENTAL DISCLOSURES
 OF CASH FLOW INFORMATION
 Cash paid (refunded)
  during the periods for:
 Interest (net of
  capitalized amounts)            $    295      $    733       $  3,080      $ 3,371
 Income taxes                     $    341      $    981       $  3,871      $ 2,319
                                  ========      ========       ========      =======

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
-----------------------------

(1)  General Information
     -------------------

Cambridge Electric Light Company (the Company) is a wholly-owned subsidiary of Commonwealth Energy System which is an indirect wholly-owned subsidiary of NSTAR. NSTAR is the new holding company that was formed, effective August 25, 1999, after receipt of all necessary approvals and upon completion of a merger transaction between Commonwealth Energy System (COM/Energy, formerly the parent of the Company) and BEC Energy formerly the parent company of Boston Edison Company). The merger creates and energy delivery company that includes the Company, serving approximately 1.3 million customers located in Massachusetts including more than one million electric customers in 81 communities and 240,000 gas customers in 51 communities. NSTAR is an exempt public utility holding company under the provisions of the Public Utility Holding Company Act of 1935 and, in addition to its investment in the Company, has interests in various other utility and nonregulated companies. The Company's operations have been involved in the production, distribution and sale of electricity to 45,900 retail customers in the City of Cambridge, Massachusetts. The service territory encompasses a seven square-mile area with a population of approximately 96,000.

The Company has 96 regular employees including 71 (74%) of whom are represented by a single collective bargaining unit with a contract that expires on March 1, 2001. Employee relations have generally been satisfactory.

In response to the significant changes that have taken place in the utility industry, the Company sold all of its non-nuclear generating assets in 1998 to focus on the transmission and distribution of energy and related services.

(2)  Significant Accounting Policies
     -------------------------------

(a)  Principles of Accounting
     ------------------------

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

(b)  Merger and Financial Statement Presentation
     -------------------------------------------

On August 25, 1999 BEC Energy (BEC) and Com/Energy merged to form NSTAR as an exempt public utility holding company. NSTAR's utility subsidiaries include the Company. The merger was accounted for by NSTAR as an acquisition by BEC of COM/Energy and all of its subsidiaries including the Company come under the purchase method of accounting.

In the accompanying statements, the Company prior to the merger is labeled as the "Predecessor" and after the merger as the "Successor."

As of August 25, 1999, approximately $10.3 million of retained earnings was reclassified as additional paid-in capital.

The merger was accounted for by BEC as an acquisition of COM/Energy under the purchase method of accounting. The total goodwill associated with the acquisition was approximately $486 million on a consolidated basis, while the original estimate of costs to achieve the merger was $111 million on a consolidated basis. Actual costs to achieve which have been allocated to the Company were approximately $4.4 million as of December 31, 1999, and are included as merger costs in regulatory assets on the Company's balance sheet (Note 2(c)). Costs to achieve will be recovered over the amortization period of 10 years. The amount of goodwill allocated to the Company as of the merger date was approximately $56 million, and is being amortized over a period of 40 years. A portion of the goodwill amortization will be allocated to the Boston Edison Company (an NSTAR subsidiary) on an annual basis in accordance with the MDTE rate order approving the merger.

(c)  Regulatory Assets and Liabilities
     ---------------------------------

The Company is regulated as to rates, accounting and other matters by various authorities, including the Federal Energy Regulatory Commission (FERC) and the Massachusetts Department of Telecommunications and Energy (MDTE).

Based on the current regulatory framework, the Company accounts for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." The Company has established various regulatory assets in cases where the MDTE and/or the FERC have permitted or are expected to permit recovery of specific costs over time. Similarly, the regulatory liabilities established by the Company are required to be refunded to customers over time. In the event the criteria for applying SFAS No. 71 are no longer met, the accounting impact would be an extraordinary, non-cash charge to operations of an amount that could be material. Criteria that give rise to the discontinuance of SFAS No. 71 include: 1) increasing competition that restricts the Company's ability to establish prices to recover specific costs, and 2) a significant change in the current manner in which rates are set by regulators from cost based regulation to another form of regulation. These criteria are reviewed on a regular basis to ensure the continuing application of SFAS No. 71 is appropriate. Based on the current evaluation of the various factors and conditions that are expected to impact future cost recovery, the Company believes that its regulatory assets, including those related to generation, are probable of future recovery.

As a result of electric industry restructuring, the Company discontinued application of accounting principles applied to its investment in electric generation facilities effective March 1, 1998. The Company will not be required to write off any of its generation-related assets, including regulatory assets. These assets will be retained on the Company's Balance Sheets because the legislation and the MDTE's plan for a restructured electric industry specifically provide for their recovery through a non-bypassable transition charge.

The principal regulatory assets included in deferred charges were as follows:

                                                1999         1998
                                                ----         ----
                                             (Dollars in thousands)
 Yankee Atomic unrecovered plant
  and decommissioning costs                   $   664      $ 1,634
 Connecticut Yankee unrecovered plant
  and decommissioning costs                    22,412       25,185
 Maine Yankee unrecovered plant
  and decommissioning costs                    27,882       30,646
 Transition costs                                (732)       9,149
 Merger-related costs                           8,469            -
 Postretirement benefits costs                  1,840        3,120
 Other                                            673          638
                                              -------      -------
                                              $61,208      $70,372
                                              =======      =======

The regulatory liabilities, reflected in the accompanying Balance Sheets were as follows:

                                                1999         1998
                                                ----         ----
                                             (Dollars in thousands)
 Regulatory liability related to
  sale of generating assets                   $51,988      $61,040
 Merger-related costs                          10,596            -
 Deferred income taxes                          2,239        2,402
 Demand-side management deferral                2,393        1,682
                                              -------      -------
                                              $67,216      $65,124
                                              =======      =======

The regulatory liability related to the sale of generating assets was established pursuant to the Company's divestiture filing that was approved by the MDTE in which the Company agreed to use its share of the net proceeds from affiliate Canal Electric Company's (Canal Electric) sale of generation assets and the sale of its own generating assets to reduce transition costs that are billed to its retail electric customers over the next several years as a result of electric industry restructuring. COM/Energy established Energy Investment Services, Inc. as the vehicle to invest the net proceeds from the sale of Canal Electric's generating assets. These proceeds will be invested in a conservative portfolio of securities that is designed to maintain principal and earn a reasonable return. Both the principal amount and income earned will be used to reduce the transition costs that would otherwise be billed to customers of the Company and Cambridge Electric. The Company's share of the net proceeds from the sale of Canal Electric's generating assets has been classified as a long-term receivable-affiliate on the accompanying Balance Sheets.

The Company's regulatory assets, including the costs associated with an existing power contract with the Yankee Atomic nuclear power plant that was shut down permanently (see Note 3(d)), and all of its regulatory liabilities are reflected in rates charged to customers. Regulatory assets are to be recovered over the next 11 years pursuant to the legislation discussed below.

In November 1997, the Commonwealth of Massachusetts enacted a comprehensive Electric Utility Restructuring Act. On November 19, 1997, the Company, together with affiliates Commonwealth Electric Company (Commonwealth Electric) and Canal Electric, filed a restructuring plan with the MDTE. The plan, approved by the MDTE on February 27, 1998, provides that the Company and Commonwealth Electric, beginning March 1, 1998, initiate a ten percent rate reduction for all customer classes and allow customers to choose their energy supplier. As part of the plan, the MDTE authorized the recovery of certain strandable costs and provides that certain future costs may be deferred to achieve or maintain the rate reductions that the restructuring bill mandates. The legislation gives the MDTE the authority to determine the amount of strandable costs that will be eligible for recovery. Costs that will qualify as strandable costs and be eligible for recovery include, but are not limited to, certain above market costs associated with generating facilities, costs associated with long-term commitments to purchase power at above market prices from independent power producers and regulatory assets and associated liabilities related to the generation portion of the electric business.

(d) Transactions with Affiliates
    ----------------------------

Transactions between the Company and other COM/Energy companies include purchases and sales of electricity, including purchases from Canal Electric, an affiliated wholesale electric generating company. Other Canal transactions include costs relating to and the recovery of a portion of Seabrook 1 pre-commercial operation costs. In addition, payments for management, accounting, data processing and other services are made to an affiliate, COM/Energy Services Company. Transactions with other COM/Energy companies are subject to review by the MDTE.

The Company's operating expenses include the following major intercompany transactions for the periods indicated:

                                                                    Purchased Power
                                                  Purchased Power   and Transmission
                                 Purchased Power  and Transmission     From Canal
Period                             Canal Units       Seabrook 1         as Agent
------                            --------------  ----------------  ----------------
                                               (Dollars in thousands)
January 1 - August 24, 1999          $     -           $5,589           $  710
August 25 - December 31, 1999              -            2,794              355
      1998                            14,014            7,323            1,062
      1997                            15,772            7,825            2,358

The costs for the Canal and Seabrook 1 units are included in the long-term obligation table listed in Note 3(b). The Company sold electricity to other affiliates, primarily station service for Canal, totaling $1,026,000 and $1,290,000 in 1998, and 1997, respectively.

(e) Operating Revenues
    ------------------

Customers are billed for their use of electricity on a cycle basis throughout the month. To reflect revenues in the proper period, the estimated amount of unbilled sales revenue is recorded each month.

The Company is generally permitted to bill customers for costs associated with purchased power and transmission, fuel used in electric production and conservation and load management (C&LM) costs. The amount of such costs incurred by the Company but not yet reflected in customers' bills is recorded as unbilled revenues.

(f) Depreciation
    ------------

Depreciation is provided using the straight-line method at rates intended to amortize the original cost and the estimated cost of removal less salvage of properties over their estimated economic lives. The average composite depreciation rates were 2.72% in 1999, 2.88% in 1998 and 2.68% in 1997.

(g) Maintenance
    -----------

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

(h) Allowance for Funds Used During Construction
    --------------------------------------------

Under applicable rate-making practices, the Company is permitted to include an allowance for funds used during construction (AFUDC) as an element of its depreciable property costs. This allowance is based on the amount of construction work in progress that is not included in the rate base on which the Company earns a return. An amount equal to the AFUDC capitalized in the current period is reflected in other interest charges in the Company's Statements of Income and amounted to $57,000, $163,000 and $145,000 in 1999, 1998 and 1997,
respectively.

While AFUDC does not provide funds currently, these amounts are recoverable in revenues over the service life of the constructed property. The amount of AFUDC recorded was at a weighted average rate of 6.75% in 1999, 5.75% in 1998 and 6.00% in 1997.

(3)  Commitments and Contingencies
     -----------------------------

(a) Financing and Construction Programs
    -----------------------------------

The Company is engaged in a continuous construction program presently estimated at $31.6 million for the five-year period 2000 through 2004. Of that amount, $9 million is estimated for 2000. The program is subject to periodic review and revision because of factors such as changes in business conditions, rates of customer growth, effects of inflation, maintenance of reliable and safe service, equipment delivery schedules, licensing delays, availability and cost of capital and environmental factors. The Company expects to finance these expenditures on an interim basis with internally generated funds and short-term borrowings that are ultimately expected to be repaid with the proceeds from sales of long-term debt and equity securities.

(b) Long-Term Contracts for the Purchase of Electricity
    --------------------------------------------------

The Company has long-term contracts to purchase capacity from various generating facilities. Generally, these contracts are for fixed periods and require payment of a demand charge for the capacity entitlement and an energy charge to cover the cost of fuel. In addition, the Company pays its share of decommissioning expenses under its nuclear contracts.

NSTAR on behalf of the Company, entered into a six-month agreement effective January 1, 2000 to transfer all of the unit output entitlements in long-term power purchase contracts to Select Energy (Select), a subsidiary of Northeast Utilities, In return, Select will provide full energy service requirements, including NEPOOL capability responsibilities, at FERC approved tariff rates through June 30 2000.

Information relating to the contracts as of December 31, 1999 is as follows:

                                                             proportionate share  (in thousands)
                                                      --------------------------------------------

                                      Units of
                    Range of          Capacity                             Capacity Charge
                    Contract         Purchased                  1999          Obligation         1999
Fuel Type of       Expiration   --------------------          Capacity     Through Contract     Total
Generating Unit      Dates            %          MW            Cost        Expiration Date       Cost
-----------------------------------------------------------------------------------------------------
Natural Gas              2011       17.2        29.8           $12,306         $ 19,780       $15,633
Nuclear             2012-2026     .7-2.3    8.2-11.9            12,392          180,061        13,070
Oil                      2002          5        28.1             1,922            5,362         5,543
-----------------------------------------------------------------------------------------------------
     Total                                                     $26,620         $205,203       $34,246
=====================================================================================================

The Company's total fixed and variable costs associated with these contracts in 1999, 1998 and 1997 were approximately $34 million, $36 million and $33 million,
respectively.   NSTAR's capacity charge obligation under these contracts for the years after 1999 are as follows:

                                         Capacity Charge
(in thousands)                                Obligation
--------------------------------------------------------
2000                                          $   12,367
2001                                              12,600
2002                                              12,505
2003                                              11,068
2004                                              11,458
Years thereafter                                 145,205
--------------------------------------------------------
     Total                                    $  205,203
========================================================

(c) Environmental Matters
    ---------------------

The Company is subject to laws and regulations administered by federal, state and local authorities relating to the quality of the environment. These laws and regulations affect, among other things, the siting and operation of electric generating and transmission facilities and can require the installation of expensive air and water pollution control equipment. These regulations have had an impact on the Company's operations in the past and will continue to have an impact on future operations, capital costs and construction schedules of major transmission and distribution facilities.

(4) Income Taxes
    ------------

For financial reporting purposes, the Company provides federal and state income taxes on a separate-return basis. However, for federal income tax purposes, the Company's taxable income and deductions are included in the consolidated income tax return of NSTAR (COM/Energy prior to the merger) the Parent and it makes tax payments or receives refunds on the basis of its tax attributes in the tax return in accordance with applicable regulations.

Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the recognition of deferred tax assets and liabilities for the future tax effects of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

Accumulated deferred income taxes consisted of the following:

                                       1999        1998
                                       ----        ----
                                   (Dollars in thousands)
   Liabilities
     Property-related                $17,735    $ 15,099
     Transition costs                  1,400       3,189
     All other                         2,162       1,453
                                     -------    --------
                                      21,297      19,741
                                     -------    --------

   Assets
     Sale of generation assets         5,984      25,572
     Investment tax credit               764         764
     All other                         2,777       4,092
                                     -------    --------
                                       9,525      30,428
                                     -------    --------
   Accumulated deferred
     tax asset, net                  $11,772    $(10,687)
                                     =======    ========

The effective income tax rates reflected in the accompanying financial statements and the reasons for their differences from the statutory federal income tax rate were as follows:

                                        For the 1999 Periods
                                      ------------------------
                                      August 25      January 1
                                          to            to
                                      December 31,  August 24,     1998      1997
                                      ------------  ----------     ----      ----
                                     (Successor) (Predecessor)
                                                  (Dollars in thousands)
   Federal statutory rate                    35%          35%        35%       35%

   Federal income tax expense at
       statutory levels                     557         (991)    $8,493   $ 9,562
   Increase (Decrease) from
    statutory levels:
     State tax net of federal tax
      benefit                                67         (139)     1,046     1,171
     Tax versus book depreciation             -            -        198       105
   Amortization of investment tax
    credits                                   1          (60)      (472)     (430)
     Reversals of capitalized
      expenses                                -          (25)       (76)      (63)
     Other                                   84         (289)       (33)       53
                                           ----      -------     ------   -------
                                           $709      $(1,504)    $9,156   $10,398
                                           ====      =======     ======   =======

   Effective federal income tax rate         45%          53%        38%       38%
                                           ====      =======     ======   =======

The following is a summary of the Company's provisions for income taxes for the years ended December 31, 1999, 1998 and 1997:

                                        For the 1999 Periods
                                      ------------------------
                                      August 25      January 1
                                          to            to
                                      December 31,  August 24,     1998      1997
                                      ------------  ----------     ----      ----
                                     (Successor) (Predecessor)
                                                  (Dollars in thousands)
   Federal
     Current                            $ 2,530      $(1,061)  $ 20,117    $2,574
     Deferred                            (1,924)        (170)   (16,050)     (287)
     Investment tax credits, net              -          (60)      (484)      (91)
                                        -------      -------   --------    ------
                                            606       (1,291)     3,583     2,196
                                        -------      -------   --------    ------
   State
     Current                                496         (211)     4,013       556
     Deferred                              (393)          (2)    (3,155)      (48)
                                        -------      -------   --------    ------
                                            103         (213)       858       508
                                        -------      -------   --------    ------
                                        $   709      $(1,504)  $  9,156    $2,704
                                        =======      =======   ========    ======

The significant change in the current and deferred provisions for income taxes in 1998 reflects the current tax related to the sale of the company's non-nuclear generating assets and the related deferred tax benefit.

(5)  Employee Benefit Plans
     ----------------------

Effective December 31, 1999, the pension and other postretirement benefit plans of BEC and COM/Energy were combined under NSTAR.

(a) Pension
    -------

NSTAR has a defined benefit funded retirement plan with certain contribution features that covers substantially all employees. NSTAR also maintains an unfunded supplemental retirement plan for certain management employees. Effective January 1, 2000, the defined benefit plan was amended to provide management employees lump sum benefits under a final average pay pension equity formula. Prior to January 1, 2000 these pension benefits were provide under a traditional final average pay formula. This amendment is reflected in the December 31, 1999 benefit obligation.

The periodic costs allocated to the Company was $201,000, $554,000 and $447,000 in 1999, 1998 and 1997, respectively. The accrued pension cost in the Company's statement of financial position was $(403,000) and $2,573,000 in 1999 and 1998, respectively.

As a result of the merger-related separation packages, amounts recognized for curtailment and special termination benefit costs were $778,000 and $453,000, respectively, for 1999. These amounts are recoverable as part of the approved rate plans of the retail utility subsidiaries of NSTAR.

(b) Other Postretirement Benefits
    -----------------------------

Certain employees are eligible for postretirement benefits if they meet specific requirements. These benefits could include health and life insurance coverage and reimbursement of Medicare Part B premiums. Under certain circumstances, eligible employees are required to make contributions for postretirement benefits.

To fund postretirement benefits, the Company makes contributions to various voluntary employees; beneficiary association (VEBA) trusts that were established pursuant to section 501(c)(9) of the Internal Revenue Code (the Code). The Company also makes contributions to a subaccount of the COM/Energy pension plan and its successor pursuant to section 401(h) of the Code to fund a portion of its postretirement benefit obligation.

The funded status of the Plan cannot be presented separately for the Company since the Company participates in the Plan trusts and subaccount with other subsidiaries of NSTAR. Plan assets are available to provide benefits for all Plan participants who are former employees of the Company and of other subsidiaries of NSTAR.

The net periodic postretirement benefit cost allocated to the Company was $903,000, $1,121,000 and $1,087,000 in 1999, 1998 and 1997, respectively. The accrued benefit cost in the Company's statement of financial position was $5,960,000 and $0 at December 31, 1999 and 1998, respectively.

(c) Savings Plan
    ------------

The Company has an Employees Savings Plan that provides for Company contributions to eligible employees of up to four percent of each employee's compensation rate. The total Company contribution was $215,000 in 1999, $294,000 in 1998 and $302,000 in 1997.

(6) Long-Term Debt and Interim Financing
    ------------------------------------

(a)  Long-Term Debt Maturities and Retirements
     -----------------------------------------

Long-term debt outstanding, exclusive of current maturities, current sinking fund requirements and related premiums, is as follows:

                                                  Balance December 31,
                                       Original   --------------------
                                        Issue         1999       1998
                                       --------       ----       ----
                                           (Dollars in thousands)

   7-Year Notes - 7.62%, due 2006       $20,000    $ 20,00  $   -
   15-Year Notes - 8.7%, due 2007         5,000      5,000      5,000
   30-Year Notes - 7.75%, due 2002        5,000      2,200      2,300
                                                   -------     ------
                                                   $27,200     $7,300
                                                   =======     ======

   The Company, under favorable conditions, may purchase its outstanding notes in advance; however, an early payment premium may be incurred. Certain of these agreements require the Company to make periodic sinking fund payments for retirement of outstanding long-term debt.

   The required sinking fund payments for the five years subsequent to December 31, 1999 are as follows:

                  Sinking Fund   Maturing
          Year      Payments    Debt Issues  Total
          ----    ------------  -----------  -----
                       (Dollars in thousands)

          2000      $ 100         $    -    $  100
          2001        100              -       100
          2002        100          2,000     2,100
          2003          -              -         -
          2004          -              -         -

(b) Notes Payable to Banks
    ----------------------

   The Company and other NSTAR companies maintain both committed and uncommitted lines of credit for the short-term financing of their construction programs and other corporate purposes. As of December 31, 1999, NSTAR had $115 million of committed lines of credit that will expire at varying intervals in 2000. These lines are normally renewed upon expiration and require annual fees of up to
 .1875% of the individual line. At December 31, 1999, NSTAR's uncommitted lines of credit totaled $10 million. Interest rates on the outstanding borrowings generally are at an adjusted money market rate and averaged 5.8% in 1999 and 1998, respectively. The Company had no notes payable to banks at December 31, 1999 and 1998.

(c) Advances from Affiliates
    ------------------------

   The Company is a member of the NSTAR Money Pool (the Pool), an arrangement among the subsidiaries of the Parent, whereby short-term cash surpluses are used to help meet the short-term borrowing needs of the utility subsidiaries. In general, lenders to the Pool receive a higher rate of return than they otherwise would on such investments, while borrowers pay a lower interest rate than those available from banks. Interest rates on the outstanding borrowings are based on the monthly average rate the Company would otherwise have to pay banks, less one-half the difference between that rate and the monthly average U.S. Treasury Bill weekly auction rate. The borrowings are for a period of less than one year and are payable upon demand. Rates on these borrowings averaged 5.1% and 5.3% in 1999 and 1998, respectively. The Company had no borrowings from the Pool at December 31, 1999 and 1998.

The Company had no notes payable to the Parent at December 31, 1999 or December 31, 1998. However, this source of financing may be utilized by the Company and notes are written for a term of up to 11 months and 29 days. Interest is at the prime rate and is adjusted for changes in that rate during the term of the notes. The rate averaged 8% and 8.3% in 1999 and 1998, respectively.

(d) Disclosures About Fair Value of Financial Instruments
    -----------------------------------------------------

The fair value of certain financial instruments included in the accompanying Balance Sheets as of December 31, 1999 and 1998 are as follows:

                            1999               1998
                     -----------------  -----------------
                     Carrying     Fair  Carrying     Fair
                        Value    Value     Value    Value
                     --------  -------  --------  -------
                             (Dollars in thousands)
   Long-term debt     $27,301  $27,560   $17,401  $18,362

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

(7) Dividend Restriction
    --------------------

At December 31, 1999, there were no retained earnings restricted against the payment of cash dividends pursuant to the Company's term loans and note agreements securing long-term debt.

(8) Lease Obligations
    -----------------

The Company leases equipment and office space under arrangements that are classified as operating leases. These lease agreements are for terms of one year or longer. Leases currently in effect contain no provisions that prohibit the Company from entering into future lease agreements or obligations.

Future minimum lease payments, by period and in the aggregate, of non-cancelable operating leases consisted of the following at December 31, 1999:

                                                         Operating Leases
                                                      ----------------------
                                                      (Dollars in thousands)

               2000                                             1,287
               2001                                             1,109
               2002                                             1,109
               2003                                             1,109
               2004                                             1,109
               Beyond 2004                                      2,238
                                                               ------
               Total future minimum lease payments             $7,961
                                                               ======

Total rent expense for all operating leases, except those with terms of a month or less, amounted to $1,526,000 in 1999, $1,307,000 in 1998 and $1,683,000 in
1997. There were no contingent rentals and no sublease rentals for the years 1999, 1998 and 1997.

                       CAMBRIDGE ELECTRIC LIGHT COMPANY
                       --------------------------------

                                    PART V.
                                    -------

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------  ---------------------------------------------------------------

(a) 1. Index to Financial Statements
       -----------------------------

       Financial statements and notes thereto of the Company together with the Report of Independent Public Accountants, are filed under Item 8 of this report and listed on the Index to Financial Statements and Schedules (page 16).

(a) 2. Index to Financial Statement Schedules
       --------------------------------------

       Filed herewith at page(s) indicated -

       Schedule II - Valuation and Qualifying Accounts - Years Ended
       -----------
       December 31,1998, 1997 and 1996 (page 58).

(a) 3. Exhibits:
       --------
                              Notes to Exhibits -
                              -----------------

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

                                 Exhibit Index
                                 -------------

(b) Reports on Form 8-K
    -------------------

    No reports on Form 8-K were filed during the three months ended December 31, 1998.


Exhibit 3.  Articles of incorporation and by-laws.
---------   -------------------------------------

    3.1 Articles of incorporation of CEL (Exhibit 1 to the CEL Form 10-K for 1990, File No.2-7909).

    3.2 By-laws of CEL, as amended (Exhibit 2 to the CEL Form 10-K for 1990, File No.2-7909).

Exhibit 4.  Instruments defining the rights of security holders; including
---------   --------------------------------------------------------------
            indentures.
            ----------

Indenture of Trust or Supplemental Indenture of Trust.

    4.1.1  Original Indenture on Form S-1 (April 1949) (Exhibit 7(a),
           File No. 2-7909).
    4.1.2  Third Supplemental on Form 10-K (1984) (Exhibit 1, File No. 2-7909).
    4.1.3  Fourth Supplemental on Form 10-K (1984) (Exhibit 2, File No. 2-7909).
    4.1.4  Sixth Supplemental on Form 10-Q (June 1989) (Exhibit 1,
           File No. 2-7909).
    4.1.5  Seventh Supplemental on Form 10-Q (June 1992) (Exhibit 1,
           File No. 2-7909).

Exhibit 10. Material Contracts.
----------  ------------------

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

10.1.4 Capacity Acquisition Agreement between CEC, CEL and CE dated September 25, 1980 (Exhibit 1 to the 1991 CEC Form 10-K, File No. 2-30057).

10.1.4.1 Amendment to 10.1.4 as amended and restated June 1, 1993, henceforth referred to as the Capacity Acquisition and Disposition Agreement, whereby CEC, as agent, in addition to acquiring power may also sell bulk electric power which the Company and/or CE owns or otherwise has the right to sell (Exhibit 1 to CE's Form 10-Q (September 1993), File No. 2-30057).

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

10.1.6.2 Second Supplementary Power Contract to 10.1.6 providing for decommissioning financing dated April 30, 1984 (Exhibit 6 to the CEL Form 10-Q (June 1984), File No. 2-7909).

10.1.7 Power Contract between CEL and Vermont Yankee Nuclear Power Corporation dated February 1, 1968 (Exhibit 3 to the CEL 1984 Form 10-K, File No. 2-7909).

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

10.1.14 Phase II Equity Funding Agreement for New England Hydro-Transmission Electric Company, Inc. (New England Hydro (Massachusetts) between New England Hydro and certain NEPOOL utilities, dated June 1, 1985 (Exhibit 2 to the CEC Form 10-Q (September 1985), File No. 2-30057).

10.1.15 Phase II Equity Funding Agreement for New England Hydro-Transmission Corporation (New Hampshire Hydro) between New Hampshire Hydro and certain NEPOOL utilities, dated June 1, 1985 (Exhibit 3 to the CEC Form 10-Q (September 1985), File No. 2-30057).

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

Exhibit 27.  Financial Data Schedule
----------   -----------------------

    Filed herewith is the Financial Data Schedule for the twelve months ended December 31, 1999

SCHEDULE II

                       CAMBRIDGE ELECTRIC LIGHT COMPANY
                       --------------------------------
                       VALUATION AND QUALIFYING ACCOUNTS
                       ---------------------------------
                FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND
                -----------------------------------------------
                            (Dollars in Thousands)


                                     Additions
                              ----------------------  Deductions
                  Balance at  Provision               -----------  Balance
                  Beginning   Charged to              Accounts     End
   Description    of Year     Operations  Recoveries  Written Off  of Year
   -----------    ----------  ----------  ----------  -----------  -------
                              Year Ended December 31, 1999
                          ------------------------------------
Allowance for
Doubtful Accounts    $465        $205       $  98        $358       $410
                     ====        ====       =====        ====       ====

                              Year Ended December 31, 1998
                          ------------------------------------
Allowance for
Doubtful Accounts    $297        $560       $ 101        $493       $465
                     ====        ====       =====        ====       ====

                              Year Ended December 31, 1997
                          ------------------------------------
Allowance for
Doubtful Accounts    $482        $343       $  49         $577      $297
                     ====        ====       =====         ====      ====

                       FORM 10-K      DECEMBER 31, 1999
                       ---------      -----------------

                                  SIGNATURES
                                  ----------

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CAMBRIDGE ELECTRIC LIGHT COMPANY
                                            --------------------------------
                                                (Registrant)

                                        By:  /s/THOMAS J. MAY
                                             -----------------------------
                                             Thomas J. May,
                                             Chairman of the Board and
                                             Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officers:

/s/THOMAS J. MAY                               March 30, 2000
---------------------------------------------
Thomas J. May
Chairman of the Board and
Chief Executive Officer

/s/R. D. WRIGHT                                March 30, 2000
---------------------------------------------
R. D. Wright,
President and Chief Operating Officer

Principal Financial and Accounting Officer:

/s/ROBERT J. WEAFER, JR                        March 30, 2000
---------------------------------------------
Robert J. Weafer, Jr.,
Vice President, Controller and
Chief Accounting Officer

A majority of the Board of Directors:

/s/THOMAS J. MAY                               March 30, 2000
---------------------------------------------
Thomas J. May, Director

/s/R. D. WRIGHT                                March 30, 2000
---------------------------------------------
Russell D. Wright, Director

/s/JAMES J. JUDGE                              March 30, 2000
---------------------------------------------
James J. Judge, Director